Form 10-Q
period 2022-09-30
CorEnergy Infrastructure Trust, Inc.
filed 2022-11-10
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐   No  ☒
As of November 3, 2022, the registrant had 15,176,911 shares of Common Stock outstanding and 683,761 shares of Class B Common Stock outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022
TABLE OF CONTENTS
____________________________________________________________________________________________

This Report on Form 10-Q ("Report") should be read in its entirety. No one section of the Report deals with all aspects of the subject matter disclosed herein. It should be read in conjunction with the unaudited consolidated financial statements, related notes, and with the Management's Discussion & Analysis ("MD&A") included within, as well as provided in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2021.
The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or for any other interim or annual period. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2021.

Table of Contents	GLOSSARY OF DEFINED TERMS
Certain of the defined terms used in this Report as set forth below:
5.875% Convertible Notes: the Company's 5.875% Convertible Senior Notes due 2025.
Accretion Expense: the expense recognized when adjusting the present value of the GIGS ARO for the passage of time.
Adjusted SOFR: SOFR plus an adjustment based on tenor. The adjustment is 0.10% for one-month, 0.15% for three-month and 0.25% for six-month, SOFR rates. The adjustment was implemented when changing to SOFR to make the interest expense using SOFR as a reference rate equivalent to that using LIBOR.

Administrative Agreement: the Administrative Agreement dated December 1, 2011, as amended effective August 7, 2012, between the Company and Corridor. The Internalization transaction closed on July 6, 2021 and the Administrative Agreement was effectively terminated when Corridor was acquired by the Company.
ARO: the Asset Retirement Obligation liabilities assumed with the acquisition of GIGS and disposed of with the sale of GIGS effective February 1, 2021.
ASC: FASB Accounting Standards Codification.
ASU: FASB Accounting Standard Update.
Bbls: standard barrel containing 42 U.S. gallons.
bpd: Barrels per day.
Cash Available for Distribution or CAD: the Company's earnings before interest, taxes, depreciation and amortization, less (i) cash interest expense, (ii) preferred stock dividends, (iii) regularly scheduled debt amortization, (iv) maintenance capital expenditures, (v) reinvestment allocation and plus or minus other adjustments, but excluding the impact of extraordinary or nonrecurring expenses unrelated to the operations of Crimson and all of its subsidiaries, as defined in the Articles Supplementary for the Class B Common Stock and effective beginning with the quarter ending June 30, 2021.
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
Common Stock: the Company's Common Stock, par value $0.001 per share.
Company or CorEnergy: CorEnergy Infrastructure Trust, Inc. (NYSE: CORR).
Compass SWD: Compass SWD, LLC, the current borrower under the Compass REIT Loan.
Compass REIT Loan: the financing notes between Compass SWD and Four Wood Corridor.
Contribution Agreement: the Contribution Agreement dated as of February 4, 2021, among the Company and the Contributors pursuant to which the Company acquired Corridor in the Internalization transaction.
Contributors: the managers of the Company's former external manager, Corridor, which include: Richard C. Green, Rick Kreul, Rebecca M. Sandring, Sean DeGon, Jeff Teeven, Jeffrey E. Fulmer, David J. Schulte (as Trustee of the DJS Trust under Trust Agreement dated July 18, 2016), and Campbell Hamilton, Inc., which is an entity controlled by David J. Schulte.
CorEnergy Credit Facility: the Company's $160.0 million CorEnergy Revolver and the $1.0 million MoGas Revolver with Regions Bank, which was terminated on February 4, 2021 in connection with the Crimson Transaction.
CorEnergy Revolver: the Company's $160.0 million secured revolving line of credit facility with Regions Bank, which was terminated on February 4, 2021 in connection with the Crimson Transaction.
Corridor: Corridor InfraTrust Management, LLC, the Company's former external manager pursuant to the Management Agreement. CorEnergy acquired Corridor in the Internalization transaction pursuant to the Contribution Agreement.
Corridor MoGas: Corridor MoGas, Inc., a wholly-owned taxable REIT subsidiary of CorEnergy, the holding company of MoGas, United Property Systems and CorEnergy Pipeline Company, LLC and a co-borrower under the Crimson Credit Facility.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)
COVID-19: Coronavirus disease of 2019; a pandemic affecting many countries globally.
CPI: Consumer Price Index.
CPUC: California Public Utility Commission.
Crimson: Crimson Midstream Holdings, LLC, the indirect owner of CPUC-regulated crude oil pipeline companies, of which the Company owns a 49.50% voting interest and all of the Class B-1 equity ownership interests effective February 1, 2021.
Crimson Credit Facility: the Amended and Restated Credit Agreement with Crimson Midstream Operating and Corridor MoGas as co-borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing bank, entered into on February 4, 2021, which provides borrowing capacity of up to $155.0 million, consisting of: the $50.0 million Crimson Revolver, the $80.0 million Crimson Term Loan and an uncommitted incremental facility of $25.0 million.
Crimson Midstream Operating: Crimson Midstream Operating, LLC, a wholly-owned subsidiary of Crimson and a co-borrower under the Crimson Credit Facility and direct owner of CPUC-regulated crude oil pipeline companies.

Crimson Pipeline System: an approximately 2,000-mile crude oil transportation pipeline system, which includes approximately 1,100 active miles, with associated storage facilities located in southern California and the San Joaquin Valley, owned and operated by subsidiaries of Crimson.
Crimson Revolver: the $50.0 million secured revolving line of credit facility with Wells Fargo Bank, National Association entered into on February 4, 2021.
Crimson Term Loan: the $80.0 million secured term loan with Wells Fargo Bank, National Association entered into on February 4, 2021.
Crimson Transaction: the Company's acquisition of a 49.50% voting interest in Crimson effective February 1, 2021 with the right to acquire the remaining 50.50% voting interest upon receiving CPUC approval.
Exchange Act: the Securities Exchange Act of 1934, as amended.
EGC: Energy XXI Ltd, the parent company (and guarantor) of the EGC Tenant, which parent company emerged from a reorganization under Chapter 11 of the US Bankruptcy Code on December 30, 2016, with the succeeding company named Energy XXI Gulf Coast, Inc. Effective October 18, 2018, EGC became an indirect wholly-owned subsidiary of MLCJR LLC, an affiliate of Cox Oil, LLC, as a result of a merger transaction. Throughout this document, references to EGC will refer to both the pre- and post-bankruptcy entities and, for dates on and after October 18, 2018, to EGC as an indirect wholly-owned subsidiary of MLCJR LLC.
EGC Tenant: Energy XXI GIGS Services, LLC, a wholly-owned operating subsidiary of EGC that was the tenant under Grand Isle Corridor's triple-net lease of the Grand Isle Gathering System until the lease was terminated on February 4, 2021.
FASB: Financial Accounting Standards Board.
FERC: Federal Energy Regulatory Commission.
Four Wood Corridor: Four Wood Corridor, LLC, a wholly-owned subsidiary of CorEnergy.
GAAP: U.S. generally accepted accounting principles.
GIGS: the Grand Isle Gathering System, owned by Grand Isle Corridor and triple-net leased to the EGC Tenant until it was disposed of as partial consideration in connection with the Crimson Transaction effective February 1, 2021.
Grand Isle Corridor: Grand Isle Corridor, LP, an indirect wholly-owned subsidiary of the Company.
Grand Isle Gathering System: a subsea midstream pipeline gathering system located in the shallow Gulf of Mexico shelf and storage and onshore processing facilities.
Grand Isle Lease Agreement: the June 2015 agreement pursuant to which the Grand Isle Gathering System assets were triple-net leased to the EGC Tenant, which terminated on February 4, 2021 upon disposal of GIGS.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)
Grier Members: Mr. John D. Grier, Mrs. M. Bridget Grier and certain of their affiliated trusts, which collectively own all of the Class A-1, A-2, and A-3 equity ownership interests in Crimson, which is reflected as a non-controlling interest in the Company's financial statements.
Indenture: that certain Indenture, dated August 12, 2019, between the Company and U.S. Bank National Association, as Trustee for the 5.875% Convertible Notes.
Internalization: CorEnergy's acquisition of its external manager, Corridor, pursuant to the Contribution Agreement. The Internalization transaction closed July 6, 2021.
IRS: Internal Revenue Service.
Management Agreement: the Management Agreement between the Company and Corridor entered into May 8, 2015, effective as of May 1, 2015, and as amended February 4, 2021. The Internalization transaction closed on July 6, 2021 and the Management Agreement was effectively terminated when Corridor was acquired by the Company.
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
Mowood: Mowood, LLC, an indirect wholly-owned subsidiary of CorEnergy and the holding company of Omega.
Mowood/Omega Revolver: a $1.5 million revolving line of credit facility at the Mowood subsidiary level with Regions Bank, which was terminated on February 4, 2021 in connection with the Crimson Transaction.
Omega: Omega Pipeline Company, LLC, a wholly-owned subsidiary of Mowood.
Omega Pipeline System: a 75-mile natural gas distribution system providing unregulated service in south central Missouri, owned and operated by Omega.

Omnibus Equity Incentive Plan: the CorEnergy Infrastructure Trust, Inc. Omnibus Equity Incentive Plan, which was approved by the Company's stockholders on May 25, 2022.
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
SEC: Securities and Exchange Commission.
Securities Act: the Securities Act of 1933, as amended.
Series A Preferred Stock: the Company's 7.375% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share, which are represented by depositary shares, each representing 1/100th of a whole share of Series A Preferred Stock.
SOFR: the Secured Overnight Financing Rate, a benchmark interest rate for dollar-denominated loans that will replace LIBOR. It reflects the pricing of overnight loans that are secured by U.S. Treasury securities.
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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
With the exception of historical information, certain statements included or incorporated by reference in this Quarterly Report on Form 10-Q ("Report") may be deemed "forward-looking statements" within the meaning of the federal securities laws. In many cases, these forward-looking statements may be identified by the use of words such as "will," "may," "should," "could," "believes," "expects," "anticipates," "estimates," "intends," "projects," "goals," "objectives," "targets," "predicts," "plans," "seeks," or similar expressions. Any forward-looking statement speaks only as of the date on which it is made and is qualified in its entirety by reference to the factors discussed throughout this Report.
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. Our actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. Therefore, you should not rely on any of these forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include, among others, the following:
•changes in economic and business conditions in the energy infrastructure sector where our investments are concentrated, including the financial condition of our customers or borrowers and general economic conditions in the U.S. and in the particular sectors of the energy industry served by each of our infrastructure assets, including inflationary and recessionary risks;
•pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic and the global response to the pandemic, including without limitation potential adverse impacts of complying with related governmental mandates, which may adversely affect local and global economies as well as our or our customers'' or borrowers' business and financial results;
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
•risks associated with the receipt of CPUC approval for the Company to obtain operational control and majority ownership over Crimson's CPUC-regulated pipeline assets;
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
•risks associated with the age of Crimson's assets, which were constructed over many decades, and which may increase future inspection, maintenance or repair costs, or result in downtime that could have a material adverse effect on our business and results of operations;
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

Table of Contents	Glossary of Defined Terms

•our dependence on key customers for significant revenues, and the risk of defaults by any such customers;
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
•conflicts of interest that some of our directors and officers may have with respect to certain other business interests related to the Crimson Transaction;
•risks related to potential terrorist attacks, acts of cyber-terrorism, or similar disruptions that could disrupt access to our information technology systems or result in other significant damage to our business and properties, some of which may not be covered by insurance and all of which could adversely impact distributions to our stockholders; and
•the loss of crude oil volumes on pipelines indirectly owned by Crimson due to lower than expected oil production in California or changes in customer shipping practices.
Forward-looking statements speak only as of the date on which they are made. Except as otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022.

Table of Contents	Glossary of Defined Terms

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Property and equipment, net of accumulated depreciation of $48,864,283 and $37,022,035, respectively (Crimson VIE*: $337,470,077, and $338,452,392, respectively)	$438,249,633	$441,430,193
Leased property, net of accumulated depreciation of $289,154 and $258,207, respectively	1,236,873	1,267,821
Financing notes and related accrued interest receivable, net of reserve of $600,000 and $600,000, respectively	904,743	1,036,660
Cash and cash equivalents (Crimson VIE: $3,125,706 and $1,870,000, respectively)	21,776,263	12,496,478
Accounts and other receivables (Crimson VIE: $7,654,757 and $11,291,749, respectively)	10,609,744	15,367,389
Due from affiliated companies (Crimson VIE: $94,994 and $676,825, respectively)	94,994	676,825
Deferred costs, net of accumulated amortization of $631,408 and $345,775, respectively	510,939	796,572
Inventory (Crimson VIE: $5,859,262 and $3,839,865, respectively)	6,004,037	3,953,523
Prepaid expenses and other assets (Crimson VIE: $3,946,389 and $5,004,566, respectively)	5,699,079	9,075,043
Operating right-of-use assets (Crimson VIE: $4,755,606 and $5,647,631, respectively)	5,082,028	6,075,939
Deferred tax asset, net	111,681	206,285
Goodwill	—	16,210,020
Total Assets	$490,280,014	$508,592,748
Liabilities and Equity
Secured credit facilities, net of deferred financing costs of $817,972 and $1,275,244, respectively	$99,182,028	$99,724,756
Unsecured convertible senior notes, net of discount and debt issuance costs of $1,890,895 and $2,384,170, respectively	116,159,105	115,665,830
Accounts payable and other accrued liabilities (Crimson VIE: $14,935,627 and $9,743,904, respectively)	19,596,670	17,036,064
Income tax payable	344,630	—
Due to affiliated companies (Crimson VIE: $276,428 and $648,316, respectively)	276,428	648,316
Operating lease liability (Crimson VIE: $4,653,594 and $5,647,036, respectively)	4,951,891	6,046,657
Unearned revenue (Crimson VIE: $205,790 and $199,405, respectively)	5,990,897	5,839,602
Total Liabilities	$246,501,649	$244,961,225
Commitments and Contingencies (Note 11)
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $129,525,675 liquidation preference ($2,500 per share, $0.001 par value); 10,000,000 authorized; 51,810 issued and outstanding at September 30, 2022 and December 31, 2021	$129,525,675	$129,525,675
Common stock, non-convertible, $0.001 par value; 15,176,911 and 14,893,184 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively (100,000,000 shares authorized)	15,177	14,893
Class B Common Stock, $0.001 par value; 683,761 shares issued and outstanding at September 30, 2022 and December 31, 2021 (11,896,100 shares authorized)	684	684
Additional paid-in capital	329,796,049	338,302,735
Retained deficit	(339,752,470)	(327,157,636)
Total CorEnergy Equity	119,585,115	140,686,351
Non-controlling interest (Crimson)	124,193,250	122,945,172
Total Equity	243,778,365	263,631,523
Total Liabilities and Equity	$490,280,014	$508,592,748
*Variable Interest Entity (VIE) (Note 16)
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue
Transportation and distribution	$31,305,546	$34,286,394	$89,179,734	$83,681,876
Pipeline loss allowance subsequent sales	1,477,251	2,124,581	7,283,450	6,115,836
Lease	111,725	32,915	176,775	1,208,915
Other	67,164	584,992	715,514	1,359,331
Total Revenue	32,961,686	37,028,882	97,355,473	92,365,958
Expenses
Transportation and distribution	17,647,673	16,089,414	45,857,193	41,795,421
Pipeline loss allowance subsequent sales cost of revenue	1,385,028	2,718,038	6,016,664	5,890,540
General and administrative	5,743,342	5,156,087	16,162,570	20,374,534
Depreciation, amortization and ARO accretion	4,028,800	3,690,856	11,997,781	10,337,639
Loss on impairment of goodwill	16,210,020	—	16,210,020	—
Loss on impairment and disposal of leased property	—	—	—	5,811,779
Loss on termination of lease	—	—	—	165,644
Total Expenses	45,014,863	27,654,395	96,244,228	84,375,557
Operating Income (loss)	$(12,053,177)	$9,374,487	$1,111,245	$7,990,401
Other Income (expense)
Other income	$76,050	$4,040	$332,615	$366,859
Interest expense	(3,483,208)	(3,351,967)	(9,972,969)	(9,578,677)
Loss on extinguishment of debt	—	—	—	(861,814)
Total Other Expense	(3,407,158)	(3,347,927)	(9,640,354)	(10,073,632)
Income (Loss) before income taxes	(15,460,335)	6,026,560	(8,529,109)	(2,083,231)
Taxes
Current tax expense (benefit)	35,187	(6,927)	343,108	41,313
Deferred tax expense	6,182	113,516	94,604	222,339
Income tax expense, net	41,369	106,589	437,712	263,652
Net Income (Loss)	(15,501,704)	5,919,971	(8,966,821)	(2,346,883)
Less: Net income attributable to non-controlling interest	601,048	3,155,685	3,628,013	6,775,863
Net Income (Loss) attributable to CorEnergy	$(16,102,752)	$2,764,286	$(12,594,834)	$(9,122,746)
Preferred stock dividends	2,388,130	2,388,130	7,164,390	7,007,474
Net Income (Loss) attributable to Common Stockholders	$(18,490,882)	$376,156	$(19,759,224)	$(16,130,220)

Net Income (Loss) Per Common Share:
Basic	$(1.17)	$0.02	$(1.26)	$(1.13)
Diluted	$(1.17)	$0.02	$(1.26)	$(1.13)
Weighted Average Shares of Common Stock Outstanding:
Basic	15,773,469	15,426,226	15,683,331	14,252,305
Diluted	15,773,469	15,426,226	15,683,331	14,252,305
Dividends declared per common share	$0.050	$0.050	$0.150	$0.150
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Series A Cumulative Redeemable Preferred Stock	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2022 (Unaudited)	$129,525,675	15,060,857	$15,060	683,761	$684	$332,588,181	$(323,649,718)	$124,353,713	$262,833,595
Net income (loss)	—	—	—	—	—	—	(16,102,752)	601,048	(15,501,704)
Series A preferred stock dividends	—	—	—	—	—	(2,388,130)	—	—	(2,388,130)
Common Stock dividends	—	—	—	—	—	(753,043)	—	—	(753,043)
Reinvestment of dividends paid to common stockholders	—	84,606	85	—	—	197,895	—	—	197,980
Common Stock, accrued dividend equivalent	—	—	—	—	—	(34,145)	—	—	(34,145)
Crimson cash distribution on Class A-1 Units	—	—	—	—	—	—	—	(809,212)	(809,212)
Stock-based compensation	—	31,448	32	—	—	185,291	—	47,701	233,024
Balance at September 30, 2022 (Unaudited)	$129,525,675	15,176,911	$15,177	683,761	$684	$329,796,049	$(339,752,470)	$124,193,250	$243,778,365
See accompanying Notes to Consolidated Financial Statements.

	Series A Cumulative Redeemable Preferred Stock	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	$129,525,675	14,893,184	$14,893	683,761	$684	$338,302,735	$(327,157,636)	$122,945,172	$263,631,523
Net income (loss)	—	—	—	—	—	—	(12,594,834)	3,628,013	(8,966,821)
Series A preferred stock dividends	—	—	—	—	—	(7,164,390)	—	—	(7,164,390)
Common stock dividends	—	—	—	—	—	(2,245,733)	—	—	(2,245,733)
Reinvestment of dividends paid to common stockholders	—	221,362	221	—	—	600,963	—	—	601,184
Common Stock, accrued dividend equivalent	—	—	—	—	—	(34,145)	—	—	(34,145)
Crimson cash dividends on Class A-1 units	—	—	—	—	—	—	—	(2,427,636)	(2,427,636)
Stock-based Compensation	—	62,365	63	—	—	336,619	—	47,701	384,383
Balance at September 30, 2022 (Unaudited)	129,525,675	15,176,911	15,177	683,761	684	329,796,049	(339,752,470)	124,193,250	243,778,365

Table of Contents	Glossary of Defined Terms

	Series A Cumulative Redeemable Preferred Stock	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021 (Unaudited)	$125,270,350	13,673,326	$13,673	—	$—	$333,890,658	$(327,513,587)	$119,220,989	$250,882,083
Net income	—	—	—	—	—	—	2,764,286	3,155,685	5,919,971
Series A preferred stock dividends	—	—	—	—	—	(2,388,130)	—	—	(2,388,130)
Common stock dividends	—	—	—	—	—	(741,530)	—	—	(741,530)
Reinvestment of dividends paid to common stockholders	—	36,228	36	—	—	174,583	—	—	174,619
Common stock issued under director's compensation plan	—	3,399	3	—	—	22,497	—	—	22,500
Crimson cash distribution on Class A-1 Units	—	—	—	—	—	—	—	(841,950)	(841,950)
Crimson Class A-2 Units dividends payment in kind	—	—	—	—	—	—	—	(204,353)	(204,353)
Equity attributable to non-controlling interest	—	—	—	—	—	—	—	204,353	204,353
Series A preferred stock issued due to internalization transaction	4,255,325	—	—	—	—	(10,213)	—	—	4,245,112
Common Stock issued due to internalization transaction	—	1,153,846	1,154	—	—	7,094,999	—	—	7,096,153
Class B Common Stock issued due to internalization transaction	—	—	—	683,761	684	3,288,206	—	—	3,288,890
Balance at September 30, 2021 (Unaudited)	$129,525,675	14,866,799	$14,866	683,761	$684	$341,331,070	$(324,749,301)	$121,534,724	$267,657,718
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

	Series A Cumulative Redeemable Preferred Stock	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	$125,270,350	13,651,521	$13,652	—	$—	$339,742,380	$(315,626,555)	$—	$149,399,827
Net income (loss)	—	—	—	—	—	—	(9,122,746)	6,775,863	$(2,346,883)
Series A preferred stock dividends	—	—	—	—	—	(7,007,474)	—	—	$(7,007,474)
Common Stock dividends	—	—	—	—	—	(2,106,682)	—	—	$(2,106,682)
Reinvestment of dividends paid to common stockholders	—	58,033	57	—	—	307,357	—	—	$307,414
Common Stock issued under director's compensation plan	—	3,399	3	—	—	22,497	—	—	$22,500
Crimson cash distribution on Class A-1 Units	—	—	—	—	—	—	—	(1,446,901)	$(1,446,901)
Crimson Class A-2 Units dividends payment in kind	—	—	—	—	—	—	—	(610,353)	$(610,353)
Equity attributable to non-controlling interest	—	—	—	—	—	—	—	116,816,115	$116,816,115
Series A preferred stock issued due to internalization transaction	4,255,325	—	—	—	—	(10,213)	—	—	$4,245,112
Common Stock issued due to internalization transaction	—	1,153,846	1,154	—	—	7,094,999	—	—	$7,096,153
Class B Common Stock issued due to internalization transaction	—	—	—	683,761	684	3,288,206	—	—	$3,288,890
Balance at September 30, 2021 (Unaudited)	$129,525,675	14,866,799	$14,866	683,761	$684	$341,331,070	$(324,749,301)	$121,534,724	$267,657,718
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Operating Activities
Net loss	$(8,966,821)	$(2,346,883)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax, net	94,604	222,337
Depreciation, amortization and ARO accretion	11,997,781	10,337,639
Amortization of debt issuance costs	1,236,178	1,192,821
Loss on impairment of goodwill	16,210,020	—
Loss on impairment and disposal of leased property	—	5,811,779
Loss on termination of lease	—	165,644
Loss on extinguishment of debt	—	861,814
Gain on sale of equipment	(39,678)	(16,508)
Stock-based compensation	384,383	22,500
Changes in assets and liabilities:
Accounts and other receivables	2,715,207	702,251
Financing note accrued interest receivable	—	(8,780)
Inventory	(2,050,514)	(1,572,534)
Prepaid expenses and other assets	4,296,890	(2,409,857)
Due from affiliated companies, net	209,943	(188,578)
Management fee payable	—	(971,626)
Accounts payable and other accrued liabilities	1,213,961	1,361,746
Income tax liability	344,630	33,027
Operating lease liability	(1,094,766)	(496,900)
Unearned revenue	151,295	(439,106)
Net cash provided by operating activities	$26,703,113	$12,260,786
Investing Activities
Acquisition of Crimson Midstream Holdings, net of cash acquired	—	(69,002,053)
Acquisition of Corridor InfraTrust Management, net of cash acquired	—	952,487
Purchases of property and equipment	(7,759,603)	(15,024,412)
Proceeds from reimbursable projects	2,385,858	—
Proceeds from sale of property and equipment	55,075	97,210
Proceeds from insurance recovery	—	60,153
Principal payment on financing note receivable	131,917	113,595
Decrease in financing note receivable	—	26,849
Net cash used in investing activities	$(5,186,753)	$(82,776,171)
Financing Activities
Debt financing costs	—	(2,735,922)
Dividends paid on Series A preferred stock	(7,164,390)	(7,007,474)
Dividends paid on Common Stock	(1,644,549)	(1,799,268)
Distributions to non-controlling interest	(2,427,636)	(1,446,901)

Table of Contents	Glossary of Defined Terms

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Advances on revolving line of credit	9,000,000	19,000,000
Payments on revolving line of credit	(4,000,000)	(16,000,000)
Principal payments on Crimson secured credit facility	(6,000,000)	(4,000,000)
Net cash used in financing activities	$(12,236,575)	$(13,989,565)
Net change in Cash and Cash Equivalents	9,279,785	(84,504,950)
Cash and Cash Equivalents at beginning of period	12,496,478	99,596,907
Cash and Cash Equivalents at end of period	$21,776,263	$15,091,957

Supplemental Disclosure of Cash Flow Information
Interest paid	$8,802,697	$10,206,280
Income taxes paid (net of refunds)	(12,055)	(635,730)

Non-Cash Investing Activities
In-kind consideration for the Grand Isle Gathering System provided as partial consideration for the Crimson Midstream Holdings acquisition	$—	$48,873,169
Crimson Credit Facility assumed and refinanced in connection with the Crimson Midstream Holdings acquisition	—	105,000,000
Equity consideration attributable to non-controlling interest holder in connection with the Crimson Midstream Holdings acquisition	—	116,205,762
Purchases of property, plant and equipment in accounts payable and other accrued liabilities	2,249,585	—
Series A preferred stock issued due to internalization transaction	—	4,245,112
Common Stock issued due to internalization transaction	—	7,096,153
Class B Common Stock issued due to internalization transaction	—	3,288,890

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to debt financing costs	$—	$235,198
Crimson Class A-2 Units dividends payment-in-kind	—	610,353
Reinvestment of Dividends Paid to Common Stockholders	601,184	—
Dividend equivalents accrued on RSUs	34,145	—
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2022
1. INTRODUCTION AND BASIS OF PRESENTATION
Introduction
CorEnergy Infrastructure Trust, Inc. (referred to as "CorEnergy" or "the Company"), was organized as a Maryland corporation and commenced operations on December 8, 2005. The Company's common stock, par value $0.001 per share ("Common Stock"), is listed on the New York Stock Exchange ("NYSE") under the symbol "CORR" and its depositary shares representing the Company's 7.375% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"), are listed on the NYSE under the symbol "CORR PrA".
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
The principal executive offices of the Company are located at 1100 Walnut, Suite 3350, Kansas City, Missouri 64106.
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements include CorEnergy accounts and the accounts of its wholly-owned subsidiaries and variable interest entities ("VIEs") for which CorEnergy is the primary beneficiary. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") set forth in the Accounting Standards Codification ("ASC"), as published by the Financial Accounting Standards Board ("FASB"), and with the Securities and Exchange Commission ("SEC") instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. There were no adjustments that, in the opinion of management, were not of a normal and recurring nature. All intercompany transactions and balances have been eliminated in consolidation, and the Company's net earnings have been reduced by the portion of net earnings attributable to non-controlling interests, when applicable. Prior period amounts have been recast to conform with the current presentation. In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.
Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other interim or annual period. Amounts as of December 31, 2021 have been derived from the audited consolidated financial statements as of that date and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in CorEnergy's Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the SEC on March 14, 2022 (the "2021 CorEnergy 10-K").
2. RECENT ACCOUNTING PRONOUNCEMENTS
In June of 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13 "Financial Instruments - Credit Losses" ("ASU 2016-13"), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The new model, referred to as the current expected credit losses ("CECL model"), will apply to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November of 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates of these standards for certain entities. Based on

Table of Contents	Glossary of Defined Terms

the guidance for smaller reporting companies, the effective date of ASU 2016-13 and related codification improvements is deferred for the Company until fiscal year 2023 with early adoption permitted, and the Company has elected to defer adoption of this standard.
Although the Company has elected to defer adoption of ASU 2016-13, it will continue to evaluate the potential impact of the standard on its consolidated financial statements and related disclosures. As part of its ongoing assessment work, the Company has completed training on the CECL model and has begun developing policies, processes and internal controls.
In March of 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)" ("ASU 2020-04"). In response to concerns about structural risks of interbank offered rates including the risk of cessation of the London Interbank Offered Rate ("LIBOR"), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable and less susceptible to manipulation. The provisions of ASU 2020-04 are elective and apply to all entities, subject to meeting certain criteria, that have debt or hedging contracts, among other contracts, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04, among other things, provides optional expedients and exceptions for a limited period of time for applying U.S. GAAP to these contracts if certain criteria are met to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. In September 2022, certain Company parties entered into the First Amendment to the Amended and Restated Credit Agreement, to replace LIBOR with the Secured Overnight Financing Rate ("SOFR"). The amendment did not have a material impact on the Company's consolidated financial statements.
3. ACQUISITIONS
Crimson Midstream Holdings, LLC
Effective February 1, 2021, the Company completed the acquisition of an interest in Crimson Midstream Holdings, LLC ("Crimson") (which includes a 49.50% voting interest and all of the Class B-1 Units of Crimson which encompass the right to 100% of the economic benefit of Crimson's business, after satisfying the priority rights of (i) the Class A-1 Units to receive distributions on each unit equal to the dividends paid on a share of the Company’s Series A Preferred Stock and (ii) the Class A-2 and A-3 Units to receive distributions on each unit equal to dividends paid on a share of the Company’s Class B common stock) for total consideration with a fair value of $343.8 million after giving effect to the initial working capital adjustments and with the right to acquire the remaining 50.50% voting interest (the "Crimson Transaction"), subject to approval by the California Public Utility Commission ("CPUC"). After giving effect to the initial working capital adjustments, the consideration consisted of a combination of cash on hand of $74.6 million, commitments to issue new common and preferred equity valued at $115.3 million, contribution of the Grand Isle Gathering System ("GIGS") asset with a fair value of $48.9 million to the sellers and $105.0 million in new term loan and revolver borrowings, all as detailed further below. The consideration was subject to a final working capital adjustment. Crimson is a CPUC-regulated crude oil pipeline owner and operator, and its assets include four critical infrastructure pipeline systems spanning approximately 2,000 miles (including 1,100 active miles) across northern, central and southern California, connecting California crude production to in-state refineries.
To effect the Crimson Transaction, on February 4, 2021, the Company entered into and consummated a Membership Interest Purchase Agreement (the "MIPA") with CGI Crimson Holdings, L.L.C. ("Carlyle"), Crimson, and John D. Grier and certain affiliated trusts of Grier (the "Grier Members"). Pursuant to the terms of the MIPA, the Company acquired all of the economic interests of Crimson owned by Carlyle, for approximately $66.0 million in cash (net of initial working capital adjustments) and the transfer to Carlyle of the Company's interest in GIGS (as further described in Note 5 ("Leased Properties and Leases")). Crimson Midstream Operating LLC ("Crimson Midstream Operating"), a subsidiary of Crimson, and Corridor MoGas, Inc. ("Corridor MoGas"), a subsidiary of the Company, also entered into a $105.0 million Amended and Restated Credit Agreement with Wells Fargo (as further described below and in Note 13 ("Debt")).
Simultaneously, Crimson, the Company, and the Grier Members entered into the Third Amended and Restated Limited Liability Company Agreement ("Third LLC Agreement”) of Crimson. Pursuant to the terms of the Third LLC Agreement, the Grier Members' outstanding membership interests in Crimson were exchanged for 1,613,202 Class A-1 Units of Crimson, 2,436,000 Class A-2 Units of Crimson and 2,450,142 Class A-3 Units of Crimson, which, as described in Note 14 ("Stockholders' Equity"), may eventually be exchangeable for shares of the Company's common and preferred stock. The Company received 10,000 Class B-1 Units, which represent the Company's economic interest in Crimson. The Class A-1 Units issued were subject to a final working capital adjustment. Additionally, 495,000 Class C-1 Units (representing 49.50% of the voting interests under the Third LLC Agreement) were issued to the Company in exchange for the former Class C Units acquired from Carlyle and 505,000 Class C-1 Units (representing 50.50% of the voting interests under the Third LLC Agreement) were issued to the Grier Members, in exchange for the Class C Units held by the Grier Members prior to the Crimson Transaction.

Table of Contents	Glossary of Defined Terms

In June 2021, the final working capital adjustment was made for the Crimson Transaction which resulted in an increase in the assets acquired of $1,790,455. This resulted in an additional 37,043 Class A-1 Units being issued to the Grier Members for their 50.50% ownership interest and $907,728 of additional cash being paid for the ownership interest CorEnergy purchased. The newly issued units resulted in an increase in the aggregate value of non-controlling interest of $882,726 and increased the Grier Members' total Class A-1 Units to 1,650,245.
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

(2) Includes a non-controlling interest for Grier Members' equity consideration in the Class A-1, Class A-2 and Class A-3 Units (including the 37,043 newly issued Class A-1 Units) with a total fair value of $116.2 million. Refer to "Fair Value of Non-controlling Interest" below and Note 14 ("Stockholders' Equity") for further details.

(3) In addition to the newly issued Class A-1 Units, CorEnergy also paid $907,728 in cash as a contribution to Crimson Midstream Holdings, LLC.
Fair Value of Assets and Liabilities Acquired
The fair value of property and equipment was determined from an external valuation performed by an unrelated third-party specialist based on the cost methodology. The preliminary fair value measurement of tangible assets is based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. The significant unobservable input used includes a discount rate based on an estimated weighted average cost of capital of a theoretical market participant. The Company utilized a weighted average discount rate of 14.0% when deriving the fair value of the property and equipment acquired. The weighted average discount rate reflects management's best estimate of inputs a market participant would utilize. In addition, the Company utilized revenue, cost and growth projections in its discounted cash flows to value the assets and liabilities acquired as well as relevant third-party valuation data for the pipeline right of ways. The carrying value of cash and cash equivalents, accounts and other receivables, prepaid expenses and other assets, and accounts payable and other accrued liabilities, approximate fair value due to their short term, highly liquid nature. Inventory was valued based on average crude oil inventory prices, less an applicable discount to sell, at the acquisition date.
Fair Value of Non-Controlling Interest
The fair value of the non-controlling interest for each of the Class A-1, Class A-2 and Class A-3 Units was determined from an external valuation performed by an unrelated third-party specialist. As described in Note 14 ("Stockholders' Equity"), the Class A-1, Class A-2 and Class A-3 Units have the right to receive any distributions that the Company's Board of Directors determines would be payable as if they held (initially) the shares of Series C Preferred Stock, Series B Preferred Stock and Class B Common Stock, respectively, with all distributions on Class A-1 Units becoming tied to the Company's Series A

Table of Contents	Glossary of Defined Terms

Preferred Stock as of June 30, 2021 and distributions on the Class A-2 Units becoming tied to the Class B Common Stock as of July 7, 2021, as further described in Note 14 ("Stockholders' Equity"). To determine the fair value of the units on February 1, 2021, the third-party valuation specialists developed a Monte Carlo model to simulate a distribution of future prices underlying the CorEnergy securities associated with the Class A-1, Class A-2 and Class A-3 Units. The fair value measurement is based on observable inputs related to the Company's Common Stock and Series A Preferred Stock, including stock price, historical volatility and dividend yield. The fair value measurement is also based on significant inputs not observable in the market and thus represent Level 3 measurements. The significant unobservable inputs include a discount rate of 11.88% for the Class A-1 Units and 11.75% for the Class A-3 Units. The valuation for the Class A-2 Units assumed stockholder approval would be received to exchange the Class A-2 Units for Class B Common Stock instead of Series B Preferred Stock. Therefore, the valuation mirrors the assumptions utilized for the Class A-3 Units.
During the nine months ended September 30, 2021, the Company incurred transaction costs and financing costs at closing of approximately $2.0 million and $2.8 million, respectively. The Company also incurred due diligence costs and other financing costs of $785 thousand and $235 thousand, respectively, for the nine months ended September 30, 2021. Transaction and due diligence costs are recorded in general and administrative expenses in the Consolidated Statements of Operations. Financing costs were capitalized as deferred debt issuance costs in the Consolidated Balance Sheets.
Pro Forma Results of Operations (Unaudited)
The following selected comparative unaudited pro forma revenue information for the nine months ended September 30, 2021 assumes that the Crimson acquisition occurred at the beginning of 2021, and reflects the full results for the period presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company's accounting policies. The Company has excluded pro forma information related to net earnings (loss) as it is impracticable to provide the information as Crimson was part of a larger entity that was separated via a common control transfer at the closing of the Crimson Transaction. As a result, quarterly financial information has not been carved-out for the Crimson entities acquired in prior quarterly periods.

Pro Forma Nine Months Ended
September 30, 2021
Revenues	$101,153,981
Corridor InfraTrust Management, LLC
On July 6, 2021, the Company consummated the internalization (the "Internalization") of the Company’s management company, Corridor InfraTrust Management, LLC ("Corridor"), pursuant to the Contribution Agreement, dated as of February 4, 2021 (the "Contribution Agreement”), by and among the Company and the contributors party thereto (the "Contributors"). Pursuant to the Contribution Agreement and following approval by the Company’s stockholders, the Company, acquired Corridor, which owns the assets previously used by Corridor in its performance of the management functions previously provided to the Company. Upon closing of the Internalization, the Company became an internally managed real estate investment trust. Prior to the Internalization, the Company and Corridor were parties to that certain Management Agreement, dated May 8, 2015 (as amended the "Management Agreement"), and that certain Administrative Agreement, dated December 1, 2011 (as amended, the "Administrative Agreement"). As an internally managed company, the Company no longer pays Corridor any fees or expense reimbursements arising from the Management Agreement, but rather the Company incurs Corridor's direct employee compensation and office-related expenses.
The Internalization was consummated for a purchase price of approximately $14.6 million, payable in equity. Pursuant to the Contribution Agreement, the Company issued to the Contributors, based on each Contributor's percentage ownership in Corridor, an aggregate of: (i) 1,153,846 shares of Common Stock, (ii) 683,761 shares of Class B Common Stock, and (iii) 170,213 depositary shares of Series A Preferred Stock (collectively, the "Internalization Consideration"). At closing, the Management Agreement and Administrative Agreement were both effectively terminated.
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
Crude Oil and Natural Gas Transportation and Distribution
Under the Company's (i) crude oil and natural gas transportation, (ii) natural gas supply and (iii) natural gas distribution performance obligations, the customer simultaneously receives and consumes the benefit of the services as the commodity is delivered. Therefore, the transaction price is allocated proportionally over the series of identical performance obligations with each contract, and the Company satisfies performance obligations over time as transportation and distribution services are performed. The transaction price is calculated based on (i) index price, plus a contractual markup in the case of natural gas supply agreements (considered variable due to fluctuations in the index), (ii) CPUC and Federal Energy Regulatory Commission ("FERC") regulated rates or negotiated rates in the case of transportation agreements and (iii) contracted amounts (with annual Consumer Price Index ("CPI") escalators) in the case of the Company's distribution agreement.
The Company's crude oil transportation revenue also includes amounts earned for pipeline loss allowance ("PLA"). PLA revenue, recorded within transportation revenue, represents the estimated realizable value of the earned loss allowance volumes received by the Company as applicable under the tariff or contract. As is common in the pipeline transportation industry, as crude oil is transported, the Company earns a small percentage of the crude oil volume transported to offset any measurement uncertainty or actual volumes lost in transit. The Company will settle the PLA with its shippers either in-kind or in cash. PLA received by the Company typically exceeds actual pipeline losses in transit and typically results in a benefit to the Company. The Company records PLA volumes received in-kind in inventory.
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

Table of Contents	Glossary of Defined Terms

revenue recognized under the input method are reflected as an asset or liability on the Consolidated Balance Sheets. The costs of system improvement projects are recognized as a financing arrangement in accordance with guidance in the ASC 842 lease standard while the margin is recognized in accordance with the ASC 606 revenue standard as discussed above.
The table below summarizes the Company's contract liability balance related to its transportation and distribution revenue contracts as of September 30, 2022:

	Contract Liability(1)
	September 30, 2022	December 31, 2021
Beginning Balance January 1	$5,339,364	$6,104,979
Unrecognized Performance Obligations	1,069,891	199,405
Recognized Performance Obligations	(439,106)	(965,020)
Ending Balance	$5,970,149	$5,339,364
(1) The contract liability balance is included in unearned revenue in the Consolidated Balance Sheets.
The Company's contract asset balance was $10 thousand and $40 thousand as of September 30, 2022 and December 31, 2021, respectively. The Company also recognized deferred contract costs related to incremental costs to obtain a transportation performance obligation contract, which are amortized on a straight-line basis over the remaining term of the contract. As of September 30, 2022, the remaining unamortized deferred contract costs balance was approximately $781 thousand. The contract asset and deferred contract costs balances are included in prepaid expenses and other assets in the Consolidated Balance Sheets.
The following is a breakout of the Company's transportation and distribution revenue for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Crude oil transportation revenue	$26,131,128	83.5%	$29,003,931	84.6%	$72,843,463	81.7%	$67,563,225	80.7%
Natural gas transportation revenue	3,572,522	11.4%	3,903,675	11.4%	11,711,243	13.1%	11,330,467	13.5%
Natural gas distribution revenue	1,229,040	3.9%	1,197,954	3.5%	3,663,206	4.1%	3,582,142	4.3%
Other	372,856	1.2%	180,834	0.5%	961,822	1.1%	1,206,042	1.5%
Total	$31,305,546	100.0%	$34,286,394	100.0%	$89,179,734	100.0%	$83,681,876	100.0%
5. LEASED PROPERTIES AND LEASES
LESSOR - LEASED PROPERTIES
Prior to 2021, the Company primarily acquired midstream and downstream assets in the U.S. energy sector such as pipelines, storage terminals, and gas and electric distribution systems and, historically, leased many of these assets to operators under triple-net leases. The Company divested its last material leased asset, GIGS, on February 4, 2021 as described further below.
Sale and Impairment of the Grand Isle Gathering System
As discussed in Note 3 ("Acquisitions"), on February 4, 2021, the Company contributed the GIGS asset as partial consideration for the acquisition of its interest in Crimson resulting in its disposal, along with the asset retirement obligation (collectively, the "GIGS Disposal Group"), which was assumed by the sellers. Upon meeting the held for sale criteria in mid-January 2021, the Company ceased recording depreciation on the GIGS asset. The GIGS asset had a carrying value of $63.5 million and the asset retirement obligation had a carrying value of $8.8 million, or a net carrying value of $54.7 million for the GIGS Disposal Group. The GIGS asset had a fair value of approximately $48.9 million at the time of disposal, which was determined by a discounted cash flow model and utilized the forecast of a market participant and their expected operation of the asset. The fair value measurement is also based on significant inputs not observable in the market and thus represent Level 3 measurements. The significant unobservable inputs include a discount rate of 11.75%. The contribution of the GIGS Disposal Group resulted in a loss on impairment and disposal of leased property of $5.8 million in the Consolidated Statements of Operations in the nine months ended September 30, 2021.
Termination of the Grand Isle Lease Agreement
In connection with the GIGS disposition, the Company and its subsidiary, Grand Isle Corridor, LP, entered into a Settlement and Mutual Release Agreement (the "Settlement Agreement") with Energy XXI GIGS Services, LLC, Energy XXI Gulf Coast, Inc. and CEXXI, LLC (collectively, the "EXXI Entities") related to the previously reported litigation between them and terminated the Grand Isle Lease Agreement under which the GIGS asset was leased to Energy XXI GIGS Services, LLC. The

Table of Contents	Glossary of Defined Terms

termination of the Grand Isle Lease Agreement resulted in the write-off of deferred lease costs of $166 thousand, which is recorded as a loss on termination of lease in the Consolidated Statements of Operations for the nine months ended September 30, 2021.
LESSEE - LEASED PROPERTIES
The Company and its subsidiaries currently lease land, corporate office space and single-use office space. During 2021, the Company acquired additional right-of-use assets and operating lease liabilities in connection with the Crimson Transaction and the Internalization. Additionally, the Company signed a new lease for the Denver corporate office. The Company's leases are classified as operating leases and presented as operating right-of-use asset and operating lease liability on the Consolidated Balance Sheets. The Company recognizes lease expense in the Consolidated Statements of Operations on a straight-line basis over the remaining lease term. The Company noted the following information regarding its operating leases for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Lease cost:
Operating lease cost	$446,601	$416,887	$1,339,803	$1,015,530
Short term lease cost	—	25,382	—	229,166
Total Lease Cost	$446,601	$442,269	$1,339,803	$1,244,696
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$341,186	$293,195	$1,441,220	$1,126,483
Variable lease costs were immaterial for the three and nine months ended September 30, 2022 and 2021.
The following table reflects the weighted average lease term and discount rate for leases in which the Company is a lessee:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term - operating leases (in years)	10.6	10.0
Weighted-average discount rate - operating leases	7.32%	7.04%
6. FINANCING NOTES RECEIVABLE
Financing notes receivable are presented at face value plus accrued interest receivable and deferred loan origination costs, and net of related direct loan origination income. Each quarter, the Company reviews its financing notes receivable to determine if the balances are realizable based on factors affecting the collectability of those balances. Factors may include credit quality, timeliness of required periodic payments, past due status, and management discussions with obligors. The Company evaluates the collectability of both interest and principal of each of its loans to determine if an allowance is needed. An allowance will be recorded when, based on current information and events, the Company determines it is probable that it will be unable to collect all amounts due according to the existing contractual terms.
Four Wood Financing Note Receivable
On August 10, 2021, the terms of the financing notes between Four Wood Corridor, LLC, a subsidiary of the Company, and Compass SWD, LLC (the "Compass REIT Loan") were amended (i) to extend the maturity date from November 30, 2024 to July 31, 2026 and (ii) to reduce payments to $24 thousand per month through the maturity date beginning as of August 31, 2021. Additionally, the amended Compass REIT Loan will continue to accrue interest at an annual rate of 12.0%. As of September 30, 2022 and December 31, 2021, the Compass REIT Loan was valued at $905 thousand and $1.0 million, respectively.

Table of Contents	Glossary of Defined Terms

7. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of September 30, 2022 and December 31, 2021, are as follows:

Deferred Tax Assets and Liabilities
	September 30, 2022	December 31, 2021
Deferred Tax Assets:
Deferred contract revenue	$1,271,718	$1,333,510
Net operating loss carryforwards	6,930,319	6,929,821
Capital loss carryforward	92,418	92,418
Other	367	366
Sub-total	$8,294,822	$8,356,115
Valuation allowance	(3,856,804)	(3,891,342)
Sub-total	$4,438,018	$4,464,773
Deferred Tax Liabilities:
Cost recovery of leased and fixed assets	$(4,242,177)	$(4,187,621)
Other	(84,160)	(70,867)
Sub-total	$(4,326,337)	$(4,258,488)
Total net deferred tax asset	$111,681	$206,285
As of September 30, 2022, the total deferred tax assets and liabilities presented above relate to the Company's taxable REIT subsidiaries ("TRSs"). The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of September 30, 2022, the Company had no uncertain tax positions. Tax years beginning with the year ended December 31, 2018 remain open to examination by federal and state tax authorities.
As of September 30, 2022 and December 31, 2021, the TRSs had cumulative net operating loss carryforwards ("NOL") of $28.8 million and $28.7 million, respectively. As of September 30, 2022 and December 31, 2021, net operating losses of $26.0 million and $25.5 million, respectively, that were generated during the periods ended September 30, 2022, December 31, 2021, 2020, 2019, and 2018 may be carried forward indefinitely, subject to limitation. Net operating losses generated for years prior to December 31, 2018 may be carried forward for 20 years.
Management assessed the available evidence and determined that it is more likely than not that the capital loss carryforward will not be utilized prior to expiration. Due to the uncertainty of realizing this deferred tax asset, a valuation allowance of $92 thousand was recorded equal to the amount of the tax benefit of this carryforward at September 30, 2022 and December 31, 2021. Additionally, the Company determined that certain of the federal and state net operating losses would not be utilized prior to their expiration. Due to the uncertainty of realizing these deferred tax assets, a valuation allowance of $3.8 million was recorded at both September 30, 2022 and December 31, 2021. In the future, if the Company concludes, based on existence of sufficient evidence, that it should realize more or less of the deferred tax assets, the valuation allowance will be adjusted accordingly in the period such conclusion is made.
The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year and any discrete adjustments. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the TRSs, tax law changes, and future business acquisitions or divestitures. The TRSs’ effective tax rates were 24.4% and 24.1% for the nine months ended September 30, 2022 and 2021, respectively.

Table of Contents	Glossary of Defined Terms

The components of income tax expense include the following for the periods presented:

Components of Income Tax Expense
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Current tax expense (benefit)
Federal	$31,781	$(6,690)	$238,587	$31,470
State (net of federal tax expense)	3,406	(237)	104,521	9,843
Total current tax expense (benefit)	$35,187	$(6,927)	$343,108	$41,313
Deferred tax expense
Federal	$5,004	$94,699	$77,784	$184,784
State (net of federal tax expense)	1,178	18,817	16,820	37,555
Total deferred tax expense	$6,182	$113,516	$94,604	$222,339
Total income tax expense, net	$41,369	$106,589	$437,712	$263,652
8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	September 30, 2022	December 31, 2021
Land	$24,989,784	$24,989,784
Crude oil pipelines	183,068,530	180,663,147
Natural gas pipeline	105,050,920	104,847,405
Right-of-way agreements	87,206,374	85,451,574
Pipeline related facilities	41,617,157	39,995,865
Tanks	33,037,897	30,679,194
Vehicles, trailers and other equipment	2,381,066	1,840,609
Office equipment and computers	1,487,322	1,403,090
Construction work in progress	$8,274,866	$8,581,560
Gross property and equipment	$487,113,916	$478,452,228
Less: accumulated depreciation	(48,864,283)	(37,022,035)
Net property and equipment	$438,249,633	$441,430,193
Depreciation expense was $4.0 million and $11.9 million for the three and nine months ended September 30, 2022, respectively. Depreciation expense was $3.6 million and $10.0 million for the three and nine months ended September 30, 2021, respectively.
9. MANAGEMENT AGREEMENT
On June 29, 2021, the CorEnergy common stockholders approved the internalization of its external manager, Corridor. The Internalization transaction was completed on July 6, 2021. Pursuant to the Contribution Agreement, the Company issued to the Contributors, based on each Contributor's percentage ownership in Corridor, the Internalization Consideration (as further discussed in Note 3 ("Acquisitions")).
As a result of the Internalization transaction, the Company now (i) owns all material assets of Corridor used in the conduct of the business, and (ii) is managed by officers and employees who previously worked for Corridor, and have become employees of the Company.
Contemporaneously with the execution of the Contribution Agreement, the Company and Corridor entered into the First Amendment to the Management Agreement (the "First Amendment") that had the effect, beginning February 1, 2021, of (i) eliminating the management fee, (ii) providing a one-time, $1.0 million advance to Corridor to fund bonus payments to its employees in connection with the Internalization and (iii) providing payments to Corridor for actual employee compensation and office related expenses. Further, the First Amendment provided that, beginning April 1, 2021, the Company paid Corridor additional cash fees equivalent to the aggregate amount of all distributions that would accrue, if declared, on and after such date with respect to the securities to be issued as the Internalization Consideration pursuant to the Contribution Agreement (an amount, assuming payment on a cash basis equal to approximately $172 thousand per quarter). The Management Agreement was effectively terminated upon the closing of the Internalization on July 6, 2021.

Table of Contents	Glossary of Defined Terms

Fees incurred under the Management Agreement for the three and nine months ended September 30, 2021 were $0 thousand and $2.9 million, respectfully, For the three months ended September 30, 2021, the fees all related to reimbursement of Corridor employee compensation and office related expenses under the First Amendment. For the nine months ended September 30, 2021, the fees incurred consisted of (i) $321 thousand for January 2021 management fees, (ii) $1.0 million related to a transaction bonus pursuant to the Contribution Agreement, and (iii) $2.6 million for reimbursement of Corridor employee compensation and office related expenses under the First Amendment. The Company also reimbursed Corridor for approximately $50 thousand in legal fees incurred in connection with the Internalization and paid financial advisors $1.9 million in connection with the execution of the Contribution Agreement. Fees incurred under the Management Agreement are reported in the general and administrative line item on the Consolidated Statements of Operations.
Prior to the closing of the Internalization, the Company paid its administrator, Corridor, pursuant to an Administrative Agreement. Fees incurred under the Administrative Agreement for the three and nine months ended September 30, 2021 were $0 and $13 thousand, respectively. Fees incurred under the Administrative Agreement are reported in the general and administrative line item on the Consolidated Statements of Operations. The Administrative Agreement was effectively terminated upon the closing of the Internalization Transaction on July 6, 2021.
10. GOODWILL
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets on acquisition of a business. The carrying value of goodwill is not amortized, rather it is assessed for impairment annually, or more frequently if events or changes in circumstances arise that suggest the carrying value of goodwill may be impaired. The Company performs its annual impairment test of the carrying value of goodwill on December 31 of each year.
Triggering events that potentially warrant an interim goodwill impairment test include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained declines in the Company’s stock price or market capitalization, considered both in absolute terms and relative to peers.
Based on recent sustained declines in the trading price of the Company's common stock and other securities with an established trading market, the Company performed a Step 1 interim quantitative goodwill impairment test as of September 30, 2022 primarily using a market approach to determine the fair value of its reporting units. This test consisted of calculating fair value by utilizing observable market inputs and other qualitative factors associated with the Company's reporting units and its business activities and comparing that information to the current carrying value of the reporting units. As a result of this testing, the Company recorded a goodwill impairment charge of $16.2 million during the three months ended September 30, 2022, which was included as a discrete line item on the Consolidated Statement of Operations.
As of December 31, 2021, the gross carrying value and net carrying value of the goodwill was $16.2 million. As of September 30, 2022 the gross carrying value and the net carrying value of the goodwill was $0 following the $16.2 million impairment charge recorded during the three months ended September 30, 2022.
The following table identifies the changes in goodwill for the periods presented:

	For the Nine Months Ended
	2022	2021
As of January 1,	$16,210,020	$1,718,868
Corridor Infrastructure Trust Acquisition	—	14,491,152
Impairment	(16,210,020)	—
As of September 30,	$—	$16,210,020
11. COMMITMENTS AND CONTINGENCIES
Crimson Legal Proceedings
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

Table of Contents	Glossary of Defined Terms

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

Carrying and Fair Value Amounts
	Level within fair value hierarchy	September 30, 2022		December 31, 2021
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
5.875% Unsecured Convertible Senior Notes	Level 2	$116,159,105	$82,044,750	$115,665,830	$111,144,075
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.

Table of Contents	Glossary of Defined Terms

13. DEBT
The following is a summary of the Company's debt facilities and balances as of September 30, 2022 and December 31, 2021:

	Total Commitment or Original Principal	Quarterly Principal Payments		September 30, 2022		December 31, 2021
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Crimson Credit Facility:
Crimson Revolver	$50,000,000	$—	2/4/2024	$32,000,000	6.90%	$27,000,000	4.11%
Crimson Term Loan	80,000,000	2,000,000	2/4/2024	68,000,000	5.58%	74,000,000	4.10%
Crimson Uncommitted Incremental Credit Facility	25,000,000	—	2/4/2024	—	—%	—	—%
5.875% Unsecured Convertible Senior Notes	120,000,000	—	8/15/2025	118,050,000	5.875%	118,050,000	5.875%
Total Debt				$218,050,000		$219,050,000
Less:
Unamortized deferred financing costs on 5.875% Convertible Senior Notes				$239,405		$301,859
Unamortized discount on 5.875% Convertible Senior Notes				1,651,490		2,082,311
Unamortized deferred financing costs on Crimson Credit Facility (1)				817,972		1,275,244
Total Debt, net of deferred financing costs				$215,341,133		$215,390,586
Debt due within one year				$8,000,000		$8,000,000
(1) Unamortized deferred financing costs related to the Company's revolving credit facilities are included in Deferred Costs in the Assets section of the Consolidated Balance Sheets. Refer to the "Deferred Financing Costs" paragraph below.
Crimson Credit Facility Contractual Payments
The remaining contractual principal payments as of September 30, 2022 under the Crimson Credit Facility are as follows:

Year	Crimson Term Loan	Crimson Revolver	Total
2022	$2,000,000	$—	$2,000,000
2023	8,000,000	—	8,000,000
2024	58,000,000	32,000,000	90,000,000
Total Remaining Contractual Payments	$68,000,000	$32,000,000	$100,000,000
Subsequent to September 30, 2022, Crimson Midstream Operating and Corridor MoGas, Inc. borrowed an additional $2.0 million under the Crimson Revolver on October 3, 2022.
Deferred Financing Costs
A summary of deferred financing cost amortization expenses for the three and nine months ended September 30, 2022 and 2021 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Crimson Credit Facility	$247,635	$247,635	$742,905	$651,669
CorEnergy Credit Facility	—	—	$—	$47,879
Total Deferred Debt Cost Amortization Expense (1)(2)	$247,635	$247,635	$742,905	$699,548
(1) Amortization of deferred debt issuance costs is included in interest expense in the Consolidated Statements of Operations.
(2) For the amount of deferred debt cost amortization relating to the convertible notes included in the Consolidated Statements of Operations, refer to the Convertible Note Interest Expense table below.

Table of Contents	Glossary of Defined Terms

On September 14, 2022, certain Company parties completed the first amendment to the Amended and Restated Credit Agreement (Crimson Credit Facility), which replaced the use of a LIBOR reference rate with SOFR.
Convertible Debt Interest Expense
The following is a summary of the impact of convertible notes on interest expense for the three and nine months ended September 30, 2022 and 2021:

Convertible Note Interest Expense
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
5.875% Convertible Notes:
Interest Expense	$1,733,859	$1,733,859	$5,201,577	$5,201,577
Discount Amortization	143,607	143,607	430,821	430,821
Deferred Debt Issuance Amortization	20,818	20,818	62,454	62,454
Total 5.875% Convertible Note Interest Expense	$1,898,284	$1,898,284	$5,694,852	$5,694,852
Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the 5.875% Convertible Notes is approximately 6.4% for both the three and nine months ended September 30, 2022 and 2021.
14. STOCKHOLDERS' EQUITY
STOCK-BASED COMPENSATION
On May 25, 2022, the Stockholders of the Company approved the CorEnergy Infrastructure Trust, Inc. Omnibus Equity Incentive Plan (the "Omnibus Plan") (3,000,000 shares of Common Stock authorized) which will allow the Company to grant equity awards to its employees, non-employee directors, and consultants in its employ or service (or the employ or service of any parent, subsidiary or affiliate). Incentive compensation programs play a pivotal role in the Company's effort to (i) attract and retain key personnel essential to its long-term growth and financial success, and (ii) align long term interests of recipients with the Company's stockholders. Under the Omnibus Plan, awards may be granted in the form of options, restricted stock, restricted stock units, stock appreciation rights, Common Stock awards, cash-based awards and performance-based awards.
On May 26, 2022, the Company filed a Form S-8 registration statement with the SEC, pursuant to which it registered 3,000,000 shares of Common Stock for issuance under the Omnibus Plan. As of September 30, 2022, the Company has issued 62,365 shares of Common Stock and 682,890 RSUs to directors and certain of the Company’s employees, respectively, under the Omnibus Plan resulting in remaining availability of 2,254,745 shares of Common Stock under the plan.
Director Stock-Based Compensation
During the three months ended June 30, 2022, members of the CorEnergy Board of Directors were granted awards under the Omnibus Plan of 30,917 fully vested shares of Common Stock with an aggregate weighted average grant date fair value of $2.60 per share based on the closing price of CorEnergy's Common Stock on the grant dates.
During the three months ended September 30, 2022, members of the CorEnergy Board of Directors were granted awards of 31,448 fully vested shares of Common Stock with an aggregate weighted average grant date fair value of $1.59 per share based on the closing price of CorEnergy's Common Stock on the grant dates.
The Company recognized approximately $50 thousand and $130 thousand of expense in general and administrative expense for the three and nine months ended September 30, 2022, respectively, in connection with these awards.
Restricted Stock Units
The Company’s Board of Directors approved awards of restricted stock units ("RSUs"), to certain of the Company’s employees under the Omnibus Plan. During the three months ended June 30, 2022, the Company granted RSU awards covering 654,497 shares of Common Stock to certain members of management. The number of awards granted to each employee is derived from the employee's bonus target and a 20-day volume weighted average price (VWAP) of CorEnergy's Common Stock with the number of RSUs fixed as of the grant date. The Company records stock-based compensation expense on a straight-line recognition method over the requisite service period for the entire award. Each RSU represents the right to receive one share of Common Stock at a future date. The RSUs vest over three years, with 1/3 vesting on March 15th each year. These RSUs will be settled within 30 days of vesting, and will accrue dividend equivalents over the vesting period which will be paid to the holder in cash or, at the discretion of the Compensation and Corporate Governance Committee of the Board, in the form of additional

Table of Contents	Glossary of Defined Terms

shares of Common Stock having a fair market value equal to the amount of such dividends upon vesting of the units. Forfeitures will be accounted for when they occur.
During the three months ended September 30, 2022, the Company granted RSU awards covering 28,393 shares of Common Stock to certain members of management.
The following table represents the nonvested RSU activity for the nine months ended September 30, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	—	$—
Granted	682,890	2.58
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2022	682,890	$2.58
Expected to vest as of September 30, 2022	682,890

As of September 30, 2022, the estimated remaining unrecognized compensation cost related to stock-based compensation arrangements was $1.5 million. The weighted average period over which this remaining compensation expense is expected to be recognized is 2.5 years.

The following table presents the Company's stock-based compensation expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
General and administrative expense	$203,414	$—	$342,808	$—
Transportation and distribution expense	29,610	—	41,575	—
Total	$233,024	$—	$384,383	$—
NON-CONTROLLING INTEREST
As disclosed in Note 3 ("Acquisitions") as part of the Crimson Transaction, the Company and the Grier Members entered into the Third LLC Agreement of Crimson. Pursuant to the terms of the Third LLC Agreement, the Grier Members and the Company's interests in Crimson are summarized in the table below:

	As of September 30, 2022
	Grier Members	CorEnergy
	(in units, except as noted)
Economic ownership interests in Crimson Midstream Holdings, LLC
Class A-1 Units	1,650,245	—
Class A-2 Units	2,460,414	—
Class A-3 Units	2,450,142	—

Class B-1 Units	—	10,000

Voting ownership interests in Crimson Midstream Holdings, LLC
Class C-1 Units	505,000	495,000
Voting interests of C-1 Units (%)	50.50%	49.50%
In June 2021, the final working capital adjustment was made for the Crimson Transaction which resulted in an increase in the assets acquired of $1,790,455 (as further described above in Note 3 ("Acquisitions")). This resulted in an additional 37,043 Class A-1 Units being issued to the Grier Members. The newly issued units resulted in an increase in non-controlling interest of $882,726.
After working capital adjustments, the fair value of the Grier Members' noncontrolling interest, which is represented by the Class A-1, Class A-2 and Class A-3 Units listed above, was $116.2 million as of the acquisition date (as further described above in Note 3 ("Acquisitions")). As described further below, the Class A-1, Class A-2 and Class A-3 Units may eventually be

Table of Contents	Glossary of Defined Terms

exchanged for shares of the Company's Class B Common Stock and preferred stock subject to the approval of the CPUC ("CPUC Approval"), which is expected to occur in 2022. The Class A-1, Class A-2 and Class A-3 Units held by the Grier Members and the Class B-1 Units held by the Company represent economic interests in Crimson while the Class C-1 Units represent voting interests.
Upon CPUC Approval, the parties will enter into a Fourth Amended and Restated LLC Agreement of Crimson ("Fourth LLC Agreement"), which will, among other things, (i) give the Company control of Crimson and its assets, in connection with an anticipated further restructuring of the Company's asset ownership structure and (ii) provide the Grier Members and management members the right to exchange their entire interest in Crimson for securities of the Company as follows:
•Class A-1 Units will become exchangeable for up to 1,755,579, (which includes the addition of 37,043 shares as a result of the working capital adjustment) of the Company's depositary shares, each representing 1/100th of a share of the Company's Series A Preferred Stock,
•Class A-2 Units will become exchangeable for up to 8,762,158 shares of the Company's non-listed Class B Common Stock, and
•Class A-3 Units will become exchangeable for up to 2,450,142 shares of the Company's non-listed Class B Common Stock.
Class B Common Stock will eventually be converted into the Common Stock of the Company on the occurrence of the earlier of the following: (i) the occurrence of the third anniversary of the closing date of the Crimson Transaction or (ii) the satisfaction of certain conditions related to an increase in the relative dividend rate of the Common Stock.
Prior to exchange of the Crimson Class A-1, Class A-2 and Class A-3 Units into corresponding Company securities (and after giving effect to the changes to the Company securities into which the Class A-1 and Class A-2 Units may be exchanged, as described above), the Grier Members only have the right to receive distributions to the extent that the Company's Board of Directors determines dividends would be payable if they held the shares of Series A Preferred (for the Class A-1 Units), and Class B Common Stock (for the Class A-2 Units and Class A-3 Units), respectively, regardless of whether the securities are outstanding. If the respective shares of Series A Preferred and Class B Common Stock are not outstanding, the Company's Board of Directors must consider that they would be outstanding when declaring dividends on the Common Stock. Following CPUC Approval, the terms of the Fourth LLC Agreement provide that such rights will continue until the Grier Members elect to exchange the Class A-1, Class A-2 and Class A-3 Units for the related securities of the Company. The following table summarizes the distributions payable under the Class A-1, Class A-2 and Class A-3 Units as if the Grier Members held the respective underlying Company securities. The Class A-1, Class A-2 and Class A-3 Units are entitled to the distribution regardless of whether the corresponding Company security is outstanding.

Units	Distribution Rights of CorEnergy Securities	Liquidation Preference	Annual Distribution per Share
Class A-1 Units	7.375% Series A Cumulative Redeemable Preferred Stock	$25.00	$1.84
Class A-2 Units	Class B Common Stock(1)(2)	N/A	Varies(1)
Class A-3 Units	Class B Common Stock(1) (2)	N/A	Varies(1)
(1) For each fiscal quarter ending June 30, 2021 through and including the fiscal quarter ending March 31, 2024, each share of Class B Common Stock will be entitled to receive dividends (the "Class B Common Stock Dividends"), subject to Board approval, equal to the quotient of (i) difference of (A) Cash Available for Distribution of the most recently completed quarter and (B) 1.25 multiplied by the Common Stock Base Dividend (as defined in footnote 2 below), divided by (ii) shares of Class B Common Stock issued and outstanding multiplied by 1.25.

(2) (A) For the fiscal quarters of the Company ending June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022, the Common Stock Base Dividend Per Share shall equal $0.05 per share per quarter; (B) for the fiscal quarters of the Company ending June 30, 2022, September 30, 2022, December 31, 2022 and March 31, 2023, the Common Stock Base Dividend Per Share shall equal $0.055 per share per quarter; and (C) for the fiscal quarters of the Company ending June 30, 2023, September 30, 2023, December 31, 2023 and March 30, 2024, the Common Stock Base Dividend Per Share shall equal $0.06 per share per quarter. The Class B Common Stock Dividend is subordinated to Common Stock with respect to dividends

During the three and nine months ended September 30, 2022, distributions in the amount of $809 thousand and $2.4 million, respectively, were paid to the Grier Members for the Class A-1 Units. No distributions were paid for the Class A-2 or Class A-3 Units as no distributions were declared on the Class B Common Stock. See Note 18 ("Subsequent Events") for further information regarding the declaration of distributions related to the Class A-1 Units.

Table of Contents	Glossary of Defined Terms

SHELF REGISTRATION STATEMENTS
On October 30, 2018, the Company filed a shelf registration statement with the SEC, pursuant to which it registered 1,000,000 shares of Common Stock for issuance under its dividend reinvestment plan ("DRIP"). As of September 30, 2022, the Company has issued 327,784 shares of Common Stock under its DRIP pursuant to the shelf, resulting in remaining availability of 672,216 shares of Common Stock under the DRIP.
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
On November 3, 2021, the Company filed a new shelf registration statement to replace its prior shelf registration statement, which was declared effective by the SEC on November 17, 2021 and permits the Company to publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million. As of September 30, 2022, the Company has not issued any securities under this new shelf registration statement, so total availability remains at $600.0 million.
15. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share data is computed based on the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the periods. Diluted earnings (loss) per share data is computed based on the weighted-average number of shares of Common Stock and Class B Common Stock outstanding, including all potentially issuable shares of Common Stock and Class B Common Stock. Diluted earnings (loss) per share for the three and nine months ended September 30, 2022 and 2021 excludes the impact to income and the number of shares outstanding from restricted stock units and the conversion of the 5.875% Convertible Notes, because such impact is antidilutive.
Under the if converted method, the 5.875% Convertible Notes would result in an additional 2,361,000, common shares outstanding for the three and nine months ended September 30, 2022.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Income (Loss)	$(15,501,704)	$5,919,971	$(8,966,821)	$(2,346,883)
Less: Net income attributable to non-controlling interest	$601,048	$3,155,685	$3,628,013	$6,775,863
Net Income (Loss) attributable to CorEnergy	$(16,102,752)	$2,764,286	$(12,594,834)	$(9,122,746)
Less: preferred dividend requirements	2,388,130	2,388,130	7,164,390	7,007,474
Net Income (Loss) attributable to Common Stockholders	$(18,490,882)	$376,156	$(19,759,224)	$(16,130,220)
Weighted average common shares - basic	15,773,469	15,426,226	15,683,331	14,252,305
Basic earnings (loss) per common share	$(1.17)	$0.02	$(1.26)	$(1.13)

Net loss attributable to Common Stockholders (from above)	$(18,490,882)	$376,156	$(19,759,224)	$(16,130,220)
Weighted average common shares - diluted	15,773,469	15,426,226	15,683,331	14,252,305
Diluted earnings (loss) per common share	$(1.17)	$0.02	$(1.26)	$(1.13)
16. VARIABLE INTEREST ENTITY
Crimson Midstream Holdings
Since February 1, 2021, CorEnergy has held a 49.50% voting interest in Crimson and the Grier Members have held the remaining 50.50% voting interest. Crimson is a VIE as the legal entity is structured with non-substantive voting rights resulting from (i) the disproportionality between the voting interests of its members and certain economics of the distribution waterfall in the Third LLC Agreement and (ii) the de facto agent relationship between CorEnergy and Grier, who was appointed to CorEnergy's Board of Directors upon closing of the Crimson Transaction. As a result of this related party relationship, substantially all of Crimson's activities either involve or are conducted on behalf of CorEnergy that has disproportionately few voting rights, including Grier as a de facto agent.

Table of Contents	Glossary of Defined Terms

Crimson is managed by the Crimson Board, which is made up of four managers of which the Company and the Grier Members are each represented by two managers. The Crimson Board is responsible for governing the significant activities that impact Crimson's economic performance, including a number of activities which are managed by an approved budget that requires super-majority approval or joint approval. In assessing the primary beneficiary, the Company determined that power is shared; however, the Company and the Grier Members as a related party group have characteristics of a primary beneficiary. The Company performed the "most closely associated" test and determined that CorEnergy is the entity in the related party group most closely associated with the VIE. In performing this assessment, the Company considered (i) its influence over the tax structure of Crimson so its operations could be included in the Company's REIT structure under its PLR, which allows fees received for the usage of storage and pipeline capacity to qualify as rents from real property; (ii) the activities of the Company are substantially similar in nature to the activities of Crimson as the Company owns existing transportation and distribution assets at MoGas and Omega; (iii) Crimson's assets represent a substantial portion of the Company's total assets; and (iv) the Grier Members' interest in Crimson in Class A-1, Class A-2 and Class A-3 Units will earn distributions if the CorEnergy Board of Directors declares a common or preferred dividend for Series A Preferred, and Class B Common Stock; among other factors. Therefore, CorEnergy is the primary beneficiary and consolidates the Crimson VIE and the Grier Members' equity ownership interest (after the working capital adjustment and paid-in-kind dividends), which is reflected as a non-controlling interest in the consolidated financial statements.
The Company noted that Crimson's assets cannot be used to settle CorEnergy's liabilities with the exception of quarterly distributions, if declared by the Crimson Board. The quarterly distributions are used to fund current obligations, projected working capital requirements, debt service payments and dividend payments. Cash distributions to the Company from the borrowers under the Crimson Credit Facility are subject to certain restrictions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability and available free cash flow. Further, the Crimson Credit Facility is secured by assets at both Crimson Midstream Operating and Corridor MoGas. For the three and nine months ended September 30, 2022, the Company received $3.5 million and $9.0 million, respectively, in cash distributions from Crimson, which were made in compliance with the terms of the Crimson Credit Facility. For the three and nine months ended September 30, 2021, the Company received $807 thousand and $7.5 million, respectively, in cash distributions from Crimson, which were made in compliance with the terms of the Crimson Credit Facility.
The Company's interest in Crimson is significant to its financial position, financial performance and cash flows. A significant decline in Crimson's ability to fund quarterly distributions to the Company could have a significant impact on the Company's financial performance, including its ability to fund the obligations described above.
17. RELATED PARTY TRANSACTIONS
As previously disclosed, John D. Grier, a director and Chief Operating Officer of the Company, together with the Grier Members, own the Class A-1, Class A-2, and Class A-3 equity ownership interest in Crimson, which the Company has a right to acquire in the future, pursuant to the terms of the MIPA, following receipt of CPUC approval for a change of control of Crimson's CPUC-regulated assets. The Grier Members also retain equity interests in Crescent Midstream Holdings, LLC (“Crescent Midstream Holdings”) which they held prior to the Crimson Transaction, as well as Crescent Louisiana Midstream, LLC ("CLM"), Crimson Renewable Energy, L.P. (“CRE”) and Delta Trading, L.P. (“Delta”).
As of September 30, 2022, the Company is owed $95 thousand from related parties, including CLM, CRE and Delta, which is included in due from affiliated companies in the Consolidated Balance Sheet. These balances are primarily related to payroll, employee benefits and other services discussed below. The amounts billed to CLM are cash settled and the amounts billed to Crescent Midstream will reduce a prepaid TSA (as defined below) liability on the Company's books until such time as the TSA liability is reduced to zero. As of September 30, 2022, the prepaid TSA liability related to Crescent Midstream was $276 thousand and recorded in due to affiliated companies in the Consolidated Balance Sheets. For the three and nine months ended September 30, 2022, Crimson billed TSA and Services Agreement (as defined below) related costs and benefits to related parties totaling $206 thousand, and $890 thousand, respectively, for the three and nine months ended September 30, 2021, Crimson billed TSA and Services Agreement related costs and benefits to related parties totaling $1.9 million and $5.1 million, respectively.
Total transition services reimbursements for the TSAs discussed below are presented on a net basis in the Consolidated Statements of Operations within transportation and distribution expense and general and administrative expense.
Transition Services Agreements
The subsidiaries of Crescent Midstream Holdings, LLC ("Crescent Midstream Holdings") were formerly a part of Crimson prior to the Crimson Transaction and received various business services from Crimson or certain of its subsidiaries. Effective February 4, 2021, Crimson, certain of Crimson's subsidiaries or a combination thereof, entered into several transition services agreements (collectively, the "Transition Services Agreements" or "TSAs") with Crescent Midstream Holdings to facilitate its

Table of Contents	Glossary of Defined Terms

transition to operating independently. Each of the TSAs are described in more detail below. Also, effective February 4, 2021, Crimson and certain of its subsidiaries entered into an Assignment and Assumption Agreement to assign all of the TSAs to Crimson's direct, wholly-owned TRS, Crimson Midstream I Corporation ("Crimson Midstream I"). Crimson and/or certain of its subsidiaries were reimbursed approximately $156 thousand per month for services provided under the TSAs during 2021, for which the billed amount was allocated 50.0% to Crescent Midstream, LLC ("Crescent Midstream"), a wholly-owned subsidiary of Crescent Midstream Holdings, and 50.0% to CLM, a 70.0% owned subsidiary of Crescent Midstream. These TSA agreements ended on February 3, 2022 and Crimson entered into a Services Agreement for some of the business services previously provided as described below.
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
Insurance Coverage TSA - Crimson Midstream Operating and Crescent Midstream Operating, LLC ("Crescent Midstream Operating") (collectively, the "Insurance TSA Parties") entered into a transition services agreement (the "Insurance Coverage TSA") related to the remaining term of coverage on certain insurance policies which were shared by Crimson, certain of its subsidiaries (including Crimson Midstream Operating), Crescent Midstream Operating and certain other entities related to Crescent Midstream Operating (collectively, the "Insureds"). Under the Insurance Coverage TSA, the Insurance TSA Parties agreed to retain and maintain the certain insurance policies, and continue to split the premium payments among the Insureds in line with the historical practices prior to Crescent Midstream Holdings' spin-off from Crimson. By entering into the Insurance Coverage TSA, the Insurance TSA Parties acknowledged that any claims made which result in a loss by one of the Insureds will erode and may exhaust the shared limits and/or aggregates stated in any of the certain insurance policies. Additionally, under the terms of the Insurance Coverage TSA, it was agreed that the Insurance TSA Party which was directly responsible for any incident that results in any loss of coverage under any of the certain shared insurance policies may be primarily financially responsible for such self-insurance and/or covering any increase in costs of the certain insurance policy that occurred as a result of such incident. The Insurance Coverage TSA expired on May 31, 2021, and simultaneously, the Company, Crimson, and certain other subsidiaries of the Company obtained alternative insurance coverage effective through October 31, 2022. As of September 30, 2022, there is no relationship associated with the insurance coverage of the Company and its subsidiaries and Crescent Midstream Operating and its subsidiaries.
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

Table of Contents	Glossary of Defined Terms

18. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements.
Common Stock Dividend Declaration
On November 3, 2022, the Company's Board of Directors declared a third quarter 2022 dividend of $0.05 per share for CorEnergy Common Stock, payable in cash or via the Company's DRIP. The dividend is payable on November 30, 2022 to stockholders of record on November 16, 2022.
Preferred Stock Dividend Declaration
On November 3, 2022, the Company's Board of Directors also declared a dividend of $0.4609375 per depositary share for its Series A Preferred Stock, payable in cash. The preferred stock dividend is payable on November 30, 2022 to stockholders of record on November 16, 2022.
Class A-1 Units Distribution
On November 3, 2022, the Company's Board of Directors authorized the declaration of dividends of $0.4609375 per depositary share for its Series A Preferred Stock payable in cash. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors will entitle the holders of Crimson's Class A-1 Units to receive, from Crimson, a cash distribution of $0.4609375 per unit.
Class A-2 Units Distribution and Class A-3 Units Distribution
On November 3, 2022, the Board decided not to declare a dividend on Class B Common Stock. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors will result in no distribution to the holders of Crimson's Class A-2 Units or Crimson's Class A-3 Units.

Table of Contents	Glossary of Defined Terms

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Report on Form 10-Q ("Report") of CorEnergy Infrastructure, Inc. ("the Company," "CorEnergy," "we," "our" or "us"). The forward-looking statements included in this discussion and elsewhere in this Report involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, stockholder returns, performance by our customers, and other matters, which reflect management's best judgment based on factors currently known. See "Cautionary Statement Concerning Forward-Looking Statements" which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022.
OVERVIEW
We are a publicly traded REIT focused on energy infrastructure. Our business strategy is to own and operate critical energy midstream infrastructure connecting the upstream and downstream sectors within the industry. We currently generate revenue from the transportation, via our pipeline systems, of crude oil and natural gas for our customers in California and Missouri, respectively. These pipelines, consisting of our Crimson, MoGas and Omega Pipeline Systems, are located in areas where it would be difficult to replicate rights of way or transport crude oil or natural gas via non-pipeline alternatives, resulting in our assets providing utility-like criticality in the midstream supply chain for our customers. As primarily regulated assets, the near to medium term value of our regulated pipelines is supported by revenue derived from cost-of-service methodology. The cost-of-service methodology is used to establish appropriate transportation rates based on several factors including expected volumes, expenses, debt and return on equity. The regulated nature of the majority of our assets provides a degree of support for our profitability over the long-term, where the majority of our customers own the products shipped on, or stored in, our facilities. We believe these characteristics provide CorEnergy with the attractive attributes of other globally listed infrastructure companies, including high barriers to entry and predictable revenue streams, while mitigating risks and volatility experienced by other companies engaged in the midstream energy sector. We also believe that our strengths in the hydrocarbon midstream industry can be leveraged to participate in energy transition, e.g., CO2 transportation for sequestration.
Prior to February 2021, we generated long-term contracted revenue from operators of our assets, primarily under triple-net participating leases without direct commodity price exposure. We divested the remaining material leased assets on February 4, 2021, as described further below.
For a description of our assets, see Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2021.
HOW WE GENERATE REVENUE
We earn revenue from transporting or storing crude oil and natural gas for our customers. Our revenue is primarily generated based on a:
•Fixed-fee per unit of commodity transported during the period or
•Fixed-fee for reserved capacity.
Crimson Pipeline System
Our Crimson Pipeline System is an approximately 2,000-mile crude oil transportation pipeline system, which includes approximately 1,100 active miles, with associated storage facilities located in southern California and the San Joaquin Valley. The pipeline network provides a critical link between California crude oil production and California refineries. Revenue is primarily generated based on a fixed-fee tariff paid on each barrel of crude oil transported on our pipeline system. Our tariffs are regulated by the CPUC under a cost-of-service methodology. While the majority of our Crimson Pipeline System volumes are not contractually obligated to be transported on our pipelines, our pipelines have provided transportation services to the same refineries for decades. We believe that our Crimson Pipeline System provides a safe, reliable, environmentally sustainable and economical method of transporting crude oil from the California crude oil producers to the California refineries. Furthermore, we are generally the only pipeline providing a connection between the producers and our customers, which are the refineries we serve.
MoGas and Omega Pipeline Systems
Our MoGas Pipeline System is a 263-mile interstate natural gas pipeline regulated by the FERC. Our Omega Pipeline System is a 75-mile natural gas distribution system providing unregulated service primarily to the U.S. Army’s Fort Leonard Wood military post. Our MoGas and Omega Pipeline Systems are part of a broader system that provides the critical link between

Table of Contents	Glossary of Defined Terms

natural gas producing regions and local customers in Missouri. Our MoGas Pipeline System sources natural gas from three major interstate pipelines, Panhandle Eastern pipeline ("PEPL"), Rockies Express pipeline ("REX") and Mississippi River Transmission pipeline ("MRT"). Our MoGas Pipeline System connects to these three pipelines around the St. Louis area and transports the natural gas to south-central Missouri where it connects to our Omega Pipeline System. Our MoGas Pipeline System supplies several local natural gas distribution networks along its path. Our Omega Pipeline System primarily serves as a local natural gas delivery system for Fort Leonard Wood.
Our MoGas Pipeline System generates the majority of its revenue from take-or-pay transportation contracts with investment-grade customers. The majority of the system's revenue is under a long-term contract with a remaining term of approximately eight years. Omega Pipeline System’s revenues are unregulated and are generated under a firm capacity contract for which lease treatment has been applied. The remaining life of the contract is approximately four years. Given the nature of the MoGas and Omega Pipeline Systems' contracts, the revenue generated by these assets is marginally dependent on the actual volume transported.
HOW WE EVALUATE OUR OPERATIONS
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics, which are significant factors in assessing our operating results and profitability, include: (i) volumes; (ii) revenue (including pipeline loss allowance ("PLA")); (iii) total operating and maintenance expenses (including maintenance capital expenses); (iv) Adjusted Net Income (a non-GAAP financial measure); (v) Cash Available for Distribution ("CAD") (a non-GAAP financial measure); and (vi) Adjusted EBITDA (a non-GAAP financial measure). For the definitions and further details on the calculations of non-GAAP financial measures used in this Report, see the section below titled "Non-GAAP Financial Measures."
Volumes and Revenue
Our revenue is primarily generated by transporting either crude oil or natural gas from a supply source to an end customer. Our assets have provided this service for the same customers for many decades.
Crimson Pipeline System
The amount of our revenue Crimson Pipeline System generates depends on the volume of crude oil transported through our pipelines multiplied by the fixed-fee tariff applicable for the specific movement. These volumes are dependent on crude oil production in California since our assets are not directly connected to crude oil import facilities. Our volumes can also be impacted by individual refinery decisions around their specific crude oil sourcing. The fixed-fee tariff, or transportation rate, is the other major determinate of our revenue. The majority of our tariffs are regulated by the CPUC under a cost-of-service methodology which provides long term support for our revenue.
In addition to the fixed-fee tariff, we also earn PLA for the majority of the volume we transport on this system. As is common in the pipeline transportation industry, as crude oil is transported, Crimson receives between 0.1% and 0.25% of the majority of crude oil volume transported as PLA to offset any measurement uncertainty or actual volumes lost in transit. We receive either payment in kind or cash at market value for the crude oil, with the majority of the payments being in kind. For in-kind payments, we record the revenue as Transportation and Distribution revenue at a net realizable market price for the crude oil and place those volumes into inventory. The inventory is subsequently sold, typically within one to two months, and recognized as PLA subsequent sales revenue with an offsetting expense of PLA subsequent sales cost of revenue.
MoGas and Omega Pipeline Systems
The amount of revenue generated by our MoGas and Omega Pipeline Systems relies on fixed-payment contracts with our customers. These contracts are reservation charges with little dependence on actual volumes transported.
Operations and Maintenance Expenses
Our pipelines have similar fixed and variable operating, maintenance, and regulatory requirements. Our major operations and maintenance expenses consist of:
•    labor expenses;
•    repairs and maintenance expenses;
•    insurance costs (including liability and property coverage); and
•    utility costs (including electricity and natural gas).

Table of Contents	Glossary of Defined Terms

The majority of our costs remain stable across broad ranges of throughput volumes, but can vary depending upon the level of both planned and unplanned maintenance activity in particular reporting periods. Utility cost is the primary expense which fluctuates based on throughput volumes and based on commodity prices.
STL Interconnect Project
We continue to monitor the regulatory activities relative to the Spire STL Pipeline, which is connected to our STL Interconnect Project. On June 22, 2021, the U.S. Court of Appeals for the District of Columbia Circuit issued an order vacating the Spire STL Pipeline’s 2018 certificate, stating that the FERC found a market need for the pipeline despite only one shipper, an affiliate of Spire STL Pipeline, committing to use it; and remanding the proceeding back to the FERC. On April 18, 2022, the U.S. Supreme Court let the lower court ruling stand. On December 3, 2021, FERC granted a temporary certificate authorizing use until the FERC acts. There have been filings with FERC from several impacted parties expressing concern over the adverse effect to the area should FERC fail to reissue the Spire STL Pipeline's certificate upon reconsideration following the court’s ruling. While there is no impairment at this time, there can be no assurances that the STL Pipeline will not be taken out of service in future periods as a result of these regulatory issues. If the STL Pipeline is taken out of service, CorEnergy's financial condition and results of operations may be adversely impacted by impairment of our STL Interconnect Project, the assets of which are currently carried at approximately $2.9 million as of September 30, 2022, and our annualized revenues would be reduced by approximately $4.0 million.
FACTORS AFFECTING THE COMPARABILITY OF OUR FINANCIAL RESULTS
The comparability of our current financial results, in relation to prior periods, are affected by the recent transactions described below. As a result, the usefulness of the corresponding period comparisons between the year-to-date periods ended September 30, 2022 and the year-to-date periods ended September 30, 2021 are limited. The financial results should be read in connection with the financial information in Form 8-K filed February 10, 2021, Form 8-K/A filed April 22, 2021, and Form 8-K/A filed September 3, 2021.
Disposal of Grand Isle Gathering System
Effective February 1, 2021, the Grand Isle Gathering System was provided as partial consideration for the purchase of the Company's interest in Crimson.
Crimson Transaction
Effective February 1, 2021, the Company acquired a 49.50% voting interest in Crimson as described elsewhere in this Report.
Internalization of the Manager
On July 6, 2021, following stockholder approval at the Company's 2021 Annual Meeting, we completed the Internalization transaction whereby we acquired our manager, Corridor. Additional information on the Internalization Transaction can be found on our Current Report in Form 8-K filed with the SEC on July 12, 2021.
California Market Update

Crimson Midstream experienced an unexpected volume decline in the second quarter, primarily due to supply disruptions in the global oil market resulting in the California refineries altering their historical crude oil sourcing patterns. However, the volume loss reversed beginning in the third quarter due to operational issues in the crude oil supply chain unrelated to the Crimson assets. The operational issue has not yet been resolved by the end of the third quarter. We cannot predict with confidence when the operational issue will be resolved, however upon such resolution it is possible that Crimson volumes return to their prior destinations via other pipelines causing a loss of revenue at that time. The level of volume volatility in 2022 is unusual compared to historical patterns due to factors beyond our control, resulting in revenue swings from quarter to quarter. We believe these conditions will persist until the global oil markets return to a more normal state.

On November 2, 2022, a Kern County Superior Court ruling allowed the County to resume issuing oil and gas drilling permits, which had been halted since October 2021. This may result in increased oil production and may mitigate decline volumes on our KLM and San Pablo Bay pipelines.

On November 1, 2022, Phillips 66 reaffirmed its plans to convert its 140,000 bpd San Francisco refinery in Rodeo, California to renewable transportation fuels, with operations expected to commence in Q1 2024. Upon project completion, the refinery will no longer process crude oil. Currently, the refinery sources a significant portion of their crude oil, via a dedicated Phillips 66 pipeline system, from the San Joaquin Valley which is the same source of volumes for the Company's pipelines. Following the conversion, the crude oil being consumed by Phillips 66 from the San Joaquin Valley will need to be transported to another refinery, which could provide additional growth opportunities for volumes delivered on Crimson pipelines.

Table of Contents	Glossary of Defined Terms

On October 4, 2021, a pipeline ruptured off the coast of California which caused an oil spill offshore near Huntington Beach, California. The pipeline is not owned by the Company and the Company does not own or operate any affected offshore platforms or pipelines. The Company has historically received barrels transported by the affected pipeline, at an average of approximately 4,600 bpd over the four months prior to the incident, which generated average monthly revenue, including PLA, of approximately $98 thousand during that time. This production has been shut in since the date of the rupture and the timing of its return is uncertain, though repair work on the damaged pipeline has begun.

BASIS OF PRESENTATION
The unaudited consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of September 30, 2022, and its direct and indirect wholly-owned subsidiaries and consolidated VIEs. Effective February 1, 2021, CorEnergy acquired a 49.50% voting interest in Crimson with the Grier Members holding the remaining 50.50% voting interest. Crimson is a VIE as the legal entity is structured with non-substantive voting rights. CorEnergy was determined to be the entity "most closely associated" with the VIE. Therefore, CorEnergy is the primary beneficiary and consolidates Crimson's financial results into CorEnergy's financial statements. The Grier Members' equity ownership interest is reflected as a non-controlling interest in the unaudited consolidated financial statements as of September 30, 2022. All significant intercompany accounts and transactions have been eliminated in consolidation.
RESULTS OF OPERATIONS
As permitted by SEC rules, we present a sequential quarterly analysis of the Company's performance because we believe that comparing current quarter results to those of the immediately preceding fiscal quarter is more useful in identifying current business trends and provides a more relevant analysis of our business results than comparing to the same period in the prior year. Accordingly, we have compared our results of operations for the three months ended September 30, 2022 to our results of operations for the three months ended June 30, 2022, as applicable, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For additional information regarding the Company's results for the three months ended June 30, 2022, please refer to our second quarter Form 10-Q filed with the SEC on August 11, 2022.
The following data should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in Part I, Item 1 of this Report. All information in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for balance sheet data as of December 31, 2021, is unaudited.

Table of Contents	Glossary of Defined Terms

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Revenue
Transportation and distribution	$31,305,546	$28,112,834	$89,179,734	$83,681,876
Pipeline loss allowance subsequent sales	1,477,251	3,074,436	7,283,450	6,115,836
Lease and other	178,889	334,166	892,289	2,568,246
Expenses
Transportation and distribution	17,647,673	14,263,677	45,857,193	41,795,421
Pipeline loss allowance subsequent sales cost of revenue	1,385,028	2,438,987	6,016,664	5,890,540
General and administrative	5,743,342	5,276,363	16,162,570	20,374,534
Depreciation and amortization	4,028,800	3,992,314	11,997,781	10,337,639
Loss on impairment of goodwill	16,210,020	—	16,210,020	—
Loss on impairment and terminated lease	—	—		5,977,423
Total Expenses	45,014,863	25,971,341	96,244,228	84,375,557
Operating Income (loss)	$(12,053,177)	$5,550,095	$1,111,245	$7,990,401
Interest expense	(3,483,208)	(3,342,906)	(9,972,969)	(9,578,677)
Loss on extinguishment of debt	—	—	—	(861,814)
Other income	76,050	136,023	332,615	366,859
Income tax expense, net	41,369	173,086	437,712	263,652
Net Income	$(15,501,704)	$2,170,126	(8,966,821)	(2,346,883)

Other Financial Data (1)
Adjusted EBITDA	$8,882,866	$10,028,354	$30,922,851	$31,358,078
Adjusted Net Income	1,096,465	2,368,689	$8,130,006	$11,138,110
Cash Available for Distribution	(1,006,756)	46,415	1,225,664	(2,491,181)

Capital Expenditures:
Maintenance Capital	$1,180,794	$1,475,433	$4,098,777	$5,381,708
Growth Capital	1,188,767	473,463	1,871,681	5,510,019
Volume:
Average quarterly volume (bpd) - Crude oil	164,748	159,202	166,556	191,573
(1) Refer to the "Non-GAAP Financial Measures" section within this Item 2 for additional details.
Three Months Ended September 30, 2022 Compared to the Three Months Ended June 30, 2022
Revenue.
Transportation and distribution. Transportation and distribution revenue increased by $3.2 million during the three months ended September 30, 2022, as compared to the three months ended June 30, 2022, due to higher crude oil transportation volume and higher transportation rates. Crude oil transportation volumes for the three months ended September 30, 2022 were 164,748 bpd as compared to 159,202 bpd for the prior quarter. The increase in crude oil transportation volume was primarily due to third-party operational issues, which lasted through the end of the quarter, which have altered the sourcing patterns of the refineries served by the Company. Additionally, the Company implemented tariff adjustments on certain Crimson pipelines during the third quarter, which also increased revenue. A tariff increase was initially filed for San Pablo but was subsequently withdrawn due to volume variability and its impact on the cost of service. MoGas and Omega transportation and distribution revenue relies on fixed-payment contracts with our customers and did not materially change during the referenced periods.
Pipeline loss allowance subsequent sales. Pipeline loss allowance subsequent sales, which represents the revenue on sale of crude oil inventory decreased by $1.6 million during the three months ended September 30, 2022, as compared to the three months ended June 30, 2022. This is primarily due to a reduction in PLA sales volumes and prices, with the total PLA sales of 14,000 bbls during the three months ended September 30, 2022 at an average of $106 per bbl, compared to total PLA sales of 27,000 bbls during the three months ended June 30, 2022 at an average of $114 per bbl.

Table of Contents	Glossary of Defined Terms

Expenses.
Transportation and distribution. Transportation and distribution expenses increased by $3.4 million during the three months ended September 30, 2022, as compared to the three months ended June 30, 2022. The increase is primarily due to increased pipeline release remediation costs of $881 thousand, utility costs of $645 thousand, inventory lower-of-cost or market price adjustments of $417 thousand, maintenance expense of $417 thousand, outside services expense of $294 thousand, right of way costs of $237 thousand and the remainder comprised of items such as increased labor and benefits, and regulatory compliance costs. The three months ended September 30, 2022 contain total pipeline release remediation costs of $950 thousand, which are higher than the average quarterly expense for the six months ended June 30, 2022 of $13 thousand and the average quarterly expense for the eleven months ended December 31, 2021 of $89 thousand. The costs incurred for the three months ended September 30, 2022 are not expected to be reflective of costs in future periods.
Pipeline loss allowance subsequent sales cost of revenue. Pipeline loss allowance subsequent sales cost of revenue decreased by $1.1 million during the three months ended September 30, 2022, as compared to the three months ended June 30, 2022. This is primarily due to lower sales volumes, with 14,000 bbls sold during the three months ended September 30, 2022, compared to 27,000 bbls sold during the three months ended June 30, 2022.
General and administrative. General and administrative expenses increased by $467 thousand during the three months ended September 30, 2022, as compared to the three months ended June 30, 2022. The most significant components of the variance from the prior-quarter period are outlined in the following table and explained below:

	For the Three Months Ended
	September 30, 2022	June 30, 2022
Employee-related costs	$2,615,094	$2,508,457
Acquisition and professional fees	1,981,450	1,518,941
Other expenses	1,146,798	1,248,965
Total	$5,743,342	$5,276,363
Employee-related costs for the three months ended September 30, 2022 increased by $107 thousand compared to the three months ended June 30, 2022, primarily due to a full quarter of stock compensation expense in the current period, compared to a partial quarter of expense in the prior quarter.
Acquisition and professional fees increased by $463 thousand during three months ended September 30, 2022, as compared to the three months ended June 30, 2022, due to an increase of $309 thousand for CPUC filings and $184 thousand for acquisition expenses.
Other expenses decreased by $102 thousand during the three months ended September 30, 2022, as compared to the three months ended June 30, 2022 due to costs incurred in the prior quarter associated with the annual stockholders' meeting that did not recur in the current quarter and costs associated with ongoing software projects.
Goodwill impairment. Goodwill impairment expense increased by $16.2 million during the three months ended September 30, 2022 due to impairment charges that were recorded during the current period that were not present in the prior period. Refer to a full discussion of the goodwill impairment within Part I, Item I. Note 10 ("Goodwill").
Interest expense. Interest expense increased by $140 thousand during the three months ended September 30, 2022 as compared to the three months ended June 30, 2022, primarily due to additional borrowings on the Company's revolving facility and higher interest rates.
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Revenue.
Transportation and distribution. Transportation and distribution revenue increased by $5.5 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to the benefit of a full year-to-date period with Crimson in 2022, offset by lower average daily volumes. Crimson was acquired February 4, 2021, with an effective date of the acquisition on February 1, 2021.
Pipeline loss allowance subsequent sales. Pipeline loss allowance subsequent sales, which represents the revenue on sale of crude oil inventory, increased by $1.2 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to higher realized sales prices, partially offset by lower PLA volumes sold during the nine months ended September 30, 2022. PLA sales volumes were 71,000 bbls during the nine months ended

Table of Contents	Glossary of Defined Terms

September 30, 2022 at an average price of $103 per bbl, compared to PLA sales volumes of 92,000 bbls during the nine months ended September 30, 2021 at an average price of $67 per bbl.
Lease and other. Lease and other revenue decreased by $1.7 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The decrease was primarily the result of crude oil storage contracts that expired in 2021 and were not renewed.
Expenses.
Transportation and Distribution. Transportation and distribution expense increased by $4.1 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, due to the inclusion of the full nine months of Crimson in the current year, as compared to the prior year, offset by lower asset maintenance expenses in the current year, compared to the prior year. Crimson was acquired February 4, 2021, with an effective date of the acquisition on February 1, 2021.
Pipeline loss allowance subsequent sales cost of revenue. Pipeline loss allowance subsequent sales cost of revenue increased by $126 thousand during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to lower sales volumes, offset by a higher cost basis associated with inventory sales. PLA sales volumes were 71,000 bbls during the nine months ended September 30, 2022 at an average cost basis of $85 per bbl, compared to PLA sales volumes of 92,000 bbls during the nine months ended September 30, 2021 at an average price of $64 per bbl.
General and Administrative. General and administrative expenses decreased by $4.2 million during the nine months ended September 30, 2022, as compared the nine months ended September 30, 2021. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Management fees and employee-related costs	$7,706,904	$7,528,705
Acquisition and professional fees	5,153,436	10,823,995
Other expenses	3,302,230	2,021,834
Total	$16,162,570	$20,374,534
Management fees and employee-related costs increased by $178 thousand for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The change is the net result of the termination of a reimbursement of $1.6 million of employee costs from related parties in the prior year, the full nine months of Crimson activity in the current year, the reduction in other expenses referred to below and stock compensation expense that was a new program in the current year. The employee related costs for 2022 period should be reflective of expected costs in future periods as illustrated by the quarter over quarter sequential comparison.
Acquisition and professional fees decreased by $5.7 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to incremental costs incurred during the prior year associated with the Crimson acquisition and Internalization transaction that have not recurred during the current year.
Other expenses increased by $1.3 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase in other expenses is due to the remapping of some former management fee expenses such as office rent, utilities, travel, in addition to insurance, directors stock-based compensation, and expenses incurred from the annual stockholders' meeting that were previously included in management fees and employee-related costs in the prior period, as well as the inclusion of Crimson for the full nine months in the current year compared to eight months in the prior year. The Other expenses should be reflective of expected costs in future periods, as illustrated by the quarter over quarter sequential comparison.
Loss on Impairment and Terminated Lease. Loss on impairment and terminated lease expense of $6.0 million was recorded during the nine months ended September 30, 2021, but did not recur during the nine months ended September 30, 2022 . This impairment was primarily incurred in connection with the contribution of the GIGS asset as partial consideration to acquire our 49.50% voting interest in Crimson. Refer to Part I, Item 1, Note 5 ("Leased Properties and Leases") for further details.
Goodwill impairment. Goodwill impairment expense increased by $16.2 million during the nine months ended September 30, 2022. due to impairment charges that were recorded during the current period that were not present in the prior period. Refer to a full discussion of the goodwill impairment within Part I, Item I. Note 10 ("Goodwill").

Table of Contents	Glossary of Defined Terms

Interest Expense. Interest expense increased by $394 thousand during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 primarily due to one additional month of interest incurred on the Crimson revolver and higher interest rates.
Loss on Extinguishment of Debt. Loss on the extinguishment of debt expenses of $862 thousand was recorded during the nine months ended September 30, 2021 and did not recur during the nine months ended September 30, 2022. This expense was incurred in connection with the Crimson acquisition, at which time the Company terminated the CorEnergy Credit Facility with Regions Bank and eliminated the associated deferred debt issuance costs of $862 thousand. For additional information, see Part I, Item 1, Note 13 ("Debt").
NON-GAAP FINANCIAL MEASURES
We use certain financial measures in this Report that are not recognized under GAAP. The non-GAAP financial measures used in this Report include Adjusted Net Income, CAD, and Adjusted EBITDA. These supplemental measures are used by our management team and are presented because we believe they help investors understand our business, performance and ability to earn and distribute cash to our stockholders, provide for debt repayments, provide for future capital expenditures and provide for repurchases or redemptions of any series of our preferred stock by providing perspectives not immediately apparent from GAAP measures.
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
Adjusted Net Income and Cash Available for Distribution
We believe Adjusted Net Income is an important performance measure of our profitability as compared to other infrastructure owners and operators. Our presentation of Adjusted Net Income for the current year periods represents net income (loss) adjusted for loss on goodwill impairment, gain on sale of equipment, and transaction-related costs. During the comparable periods of the prior year, our presentation of Adjusted Net Income included adjustments for loss on impairment and disposal of leased property, loss on termination of lease, loss on extinguishment of debt, gain on the sale of equipment, transaction-related costs, and a transaction bonus related to the Internalization which did not recur in 2022. Adjusted Net Income presented by other companies may not be comparable to our presentation, since each company may define these terms differently.
Management considers CAD an important metric for assessing capital discipline, cost efficiency and balance sheet strength. Although CAD is the metric used to assess our ability to make dividends to stockholders and distributions to non-controlling interest holders, this measure should not be viewed as indicative of the actual amount of cash that is available for distributions or planned for distributions for a given period. Instead, CAD should be considered indicative of the amount of cash that is available for distributions after mandatory debt repayments and other general corporate purposes. Our presentation of CAD represents Adjusted Net Income adjusted for depreciation, amortization and ARO accretion (cash flows), stock-based compensation and deferred tax expense (benefit) less transaction-related costs, transaction bonus, maintenance capital expenditures, preferred dividend requirements and mandatory debt amortization.
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

Table of Contents	Glossary of Defined Terms

	For the Three Months Ended		For the Nine Months Ended
	Sequential Quarters		Corresponding Period
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Net Income (Loss)	$(15,501,704)	$2,170,126	$(8,966,821)	$(2,346,883)
Add:
Loss on goodwill impairment	16,210,020	—	16,210,020	—
Loss on impairment and disposal of leased property	—	—	—	5,811,779
Loss on termination of lease	—	—	—	165,644
Loss on extinguishment of debt	—	—	—	861,814
Transaction costs	405,149	221,241	926,485	5,625,772
Transaction bonus	—	—	—	1,036,492
Less:
Gain on the sale of equipment	17,000	22,678	39,678	16,508
Adjusted Net Income, excluding special items	$1,096,465	$2,368,689	$8,130,006	$11,138,110
Add:
Depreciation, amortization and ARO accretion (Cash Flows)	4,440,858	4,404,174	13,233,959	11,530,460
Stock-based compensation	233,024	151,359	384,383	22,500
Deferred tax expense	6,182	16,209	94,604	222,339
Less:
Transaction costs	405,149	221,241	926,485	5,625,772
Transaction bonus	—	—	—	1,036,492
Maintenance capital expenditures	1,180,794	1,475,433	4,098,777	5,381,708
Preferred dividend requirements - Series A	2,388,130	2,388,130	7,164,390	7,033,626
Preferred dividend requirements - Non-controlling interest	809,212	809,212	2,427,636	2,326,992
Mandatory debt amortization	2,000,000	2,000,000	6,000,000	4,000,000
Cash Available for Distribution (CAD)	$(1,006,756)	$46,415	$1,225,664	$(2,491,181)

Table of Contents	Glossary of Defined Terms

The following tables reconcile net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flow to CAD:

	For the Three Months Ended		For the Nine Months Ended
	Sequential Quarters		Corresponding Period
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Net cash provided by operating activities	$8,051,926	$10,070,603	$26,703,113	$12,260,786
Changes in working capital	(2,680,546)	(3,351,413)	(5,786,646)	3,990,358
Maintenance capital expenditures	(1,180,794)	(1,475,433)	(4,098,777)	(5,381,708)
Preferred dividend requirements	(2,388,130)	(2,388,130)	(7,164,390)	(7,033,626)
Preferred dividend requirements - non-controlling interest	(809,212)	(809,212)	(2,427,636)	(2,326,991)
Mandatory debt amortization included in financing activities	(2,000,000)	(2,000,000)	(6,000,000)	(4,000,000)
Cash Available for Distribution (CAD)	$(1,006,756)	$46,415	$1,225,664	$(2,491,181)

Other Special Items:
Transaction costs	$405,149	$221,241	$926,485	$5,625,772
Transaction bonus	—	—	—	1,036,492

Other Cash Flow Information:
Net cash used in investing activities	$(3,275,513)	$(857,208)	$(5,186,753)	$(82,776,171)
Net cash used in financing activities	(752,405)	(4,749,222)	(12,236,575)	(13,989,565)

Table of Contents	Glossary of Defined Terms

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
Our presentation of Adjusted EBITDA for the current year periods represents net income (loss) adjusted for items such as loss on impairment of goodwill, (gain) on the sale of equipment, transaction-related costs, depreciation, amortization and ARO accretion expense, stock-based compensation, income tax expense (benefit) and interest expense. During the comparable periods of the prior year, our presentation of Adjusted EBITDA included adjustments for loss on impairment and disposal of leased property, loss on termination of lease, loss on extinguishment of debt, transaction related costs, depreciation, amortization and ARO accretion expense, a transaction bonus related to the Internalization which did not recur in 2022, income tax expense (benefit), and interest expense. Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Adjusted EBITDA should not be considered a measure of liquidity and should not be considered as an alternative to operating income (loss), net income (loss) or other indicators of performance determined in accordance with GAAP. The following tables present a reconciliation of Net Income (loss), as reported in the Consolidated Statements of Operations, to Adjusted EBITDA:

	For the Three Months Ended		For the Nine Months Ended
	Sequential Quarters		Corresponding Period
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Net Income (Loss)	$(15,501,704)	$2,170,126	$(8,966,821)	$(2,346,883)
Add:
Loss on impairment of goodwill	16,210,020	—	16,210,020	—
Loss on impairment and disposal of leased property	—	—	—	5,811,779
Loss on termination of lease	—	—	—	165,644
Loss on extinguishment of debt	—	—	—	861,814
Transaction costs	405,149	221,241	926,485	5,625,772
Transaction bonus	—	—	—	1,036,492
Depreciation, amortization and ARO accretion	4,028,800	3,992,314	11,997,781	10,377,639
Stock-based compensation	233,024	151,359	384,383	—
Income tax expense, net	41,369	173,086	437,712	263,652
Interest expense, net	3,483,208	3,342,906	9,972,969	9,578,677
Less:
Gain on the sale of equipment	17,000	22,678	39,678	16,508
Adjusted EBITDA	$8,882,866	$10,028,354	$30,922,851	$31,358,078

We have discontinued disclosing certain non-GAAP financial measures applicable to REITs as this information is not utilized by management in evaluating operations.
DIVIDENDS
Our portfolio of energy infrastructure real property assets generates revenue which, if sufficient, allows us to pay distributions to stockholders. The decision to pay dividends is based on what we believe is the median to long-term cash generating ability of our assets adjusted for special items. For the nine months ended September 30, 2022, the primary sources of our stockholder distributions included transportation and distribution revenue from our Crimson, MoGas and Omega Pipeline Systems.

Table of Contents	Glossary of Defined Terms

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
A REIT is generally required to distribute during the taxable year an amount equal to at least 90.0% of the REIT taxable income (determined under Internal Revenue Code section 857(b)(2), without regard to the deduction for dividends paid). We intend to adhere to this requirement in order to maintain our REIT status. The Board of Directors will continue to determine the amount, if any, of distributions that we expect to pay our stockholders. Dividend payouts may be affected by cash flow requirements and remain subject to other risks and uncertainties.
The Grier Members hold an economic interest in Crimson via the issuance, at the closing of the Crimson Transaction, of Class A-1, Class A-2 and Class A-3 Units. Upon CPUC approval, the Grier Members have the right to convert their Class A-1, Class A-2 and Class A-3 Units into unregistered securities of the Company.
As of September 30, 2022, assuming receipt of CPUC approval, each of these securities would be convertible as follows: Class A-1 Units into depositary shares representing the Company's Series A Preferred Stock, and the Class A-2 and Class A-3 Units into the Company's Class B Common Stock. However, prior to conversion, the Class A-1, Class A-2 and Class A-3 Units pay distributions as if they were the corresponding Company securities. For a description of the dividend rights, redemption rights, voting rights, and exchange and conversion rights of the Class A-1, Class A-2, and Class A-3 Units please refer to Part IV, Item 15, Note 14 ("Stockholders' Equity") included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Class B Common Stock
The Class B Common Stock Articles Supplementary establish the terms of the Class B Common Stock, which are substantially similar to the Company’s Common Stock, including voting rights, except that the Class B Common Stock will be subordinated to the Common Stock with respect to dividends and will automatically convert into Common Stock under certain circumstances. The Company does not intend to list the Class B Common Stock on any exchange.
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
Dividends. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, holders of the Class B Common Stock will be entitled to receive dividends to the extent authorized by the Company’s Board of Directors and declared by the Company pursuant to a formula based on the amount of dividends declared on the Company’s Common Stock. For each fiscal quarter ending June 30, 2021 through and including the fiscal quarter ending March 30, 2024, each share of Class B Common Stock will be entitled to receive dividends (the "Class B Common Stock Dividends"), subject to Board approval, equal to the quotient of (i) difference of (A) CAD of the most recently completed quarter and (B) 1.25 multiplied by the Common Stock Base Dividend (as defined below), divided by (ii) shares of Class B Common Stock issued and outstanding multiplied by 1.25. In no event will the Class B Common Stock Dividend per share be greater than any dividends per share authorized by the Board of Directors and declared with respect to the Common Stock during the same quarter. As is the case for Common Stock, Class B Common Stock Dividends are not cumulative.
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

Table of Contents	Glossary of Defined Terms

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
•the issuance of additional shares of Common Stock other than in connection with: (i) any director or management compensation plan or equity award, (ii) the Company’s Dividend Reinvestment Plan, (iii) any conversion rights of the Company’s existing 5.875% Convertible Senior Notes due 2025 or Series A Preferred Stock, (iv) any exchange for fair value for the issuance of Common Stock (as determined by the Company’s Board of Directors), or (v) any stock split, reverse stock split, stock dividend or similar transaction in which the shares of Class B Common Stock share equally; or
•the Board of Directors authorizes and the Company declares a quarterly dividend per share to the Class B Common Stock equal to the then-applicable Common Base Dividend for any four consecutive fiscal quarters beginning with the fiscal quarter ending June 30, 2022 through the fiscal quarter ending March 31, 2024.
To the extent no conversion occurs as described above, then the Class B Common Stock will convert to Common Stock on February 4, 2024 at a ratio equal to the quotient obtained by dividing (i) (A) the quotient of the then-applicable last twelve months CAD divided by the product of (x) 1.25 and (y) four (4) times the then-applicable Common Base Dividend per share, less (B) the number of then-outstanding shares of Common Stock by (ii) the number of then-outstanding shares of Class B Common Stock; provided, however, that the ratio shall not be less than 0.6800 shares of Common Stock per share of Class B Common Stock or greater than 1.000 shares of Common Stock per share of Class B Common Stock.
Dividend Declarations
On February 4, 2022, we declared dividends of $0.05 per share of Common Stock and $0.4609375 per depositary share for our Series A Preferred Stock, which were paid on February 28, 2022.
On May 5, 2022, we declared dividends of $0.05 per share of Common Stock and $0.4609375 per depositary share for our Series A Preferred Stock, which were paid on May 31, 2022.
On August 4, 2022, we declared dividends of $0.05 per share of Common Stock and $0.4609375 per depositary share for our Series A Preferred Stock, which were paid on August 31, 2022.
On November 3, 2022, we declared dividends of $0.05 per share of Common Stock and $0.4609375 per depositary share for our Series A Preferred Stock, which will be paid on November 30, 2022.
Class A-1 Units Distribution
On February 4, 2022, the Company's Board of Directors authorized the declaration of dividends of $0.4609375 per depositary share for its Series A Preferred Stock payable in cash. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors entitled the holders of Crimson's Class A-1 Units to receive, from Crimson, a cash distribution of $0.4609375 per unit.
On May 5, 2022, the Company's Board of Directors authorized the declaration of dividends of $0.4609375 per depositary share for its Series A Preferred Stock payable in cash. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors entitled the holders of Crimson's Class A-1 Units to receive, from Crimson, a cash distribution of $0.4609375 per unit.
On August 4, 2022, the Company's Board of Directors authorized the declaration of dividends of $0.4609375 per depositary share for its Series A Preferred Stock payable in cash. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors entitled the holders of Crimson's Class A-1 Units to receive, from Crimson, a cash distribution of $0.4609375 per unit.
On November 3, 2022, the Company's Board of Directors authorized the declaration of dividends of $0.4609375 per depositary share for its Series A Preferred Stock payable in cash. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors entitled the holders of Crimson's Class A-1 Units to receive, from Crimson, a cash distribution of $0.4609375 per unit.

Table of Contents	Glossary of Defined Terms

Class A-2 and Class A-3 Units Distribution
On February 4, 2022, the Board decided not to declare a dividend on Class B Common Stock. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors resulted in no distribution to the holders of Crimson's Class A-2 Units or Class A-3 Units.
On May 5, 2022, the Board decided not to declare a dividend on Class B Common Stock. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors resulted in no distribution to the holders of Crimson's Class A-2 Units or Class A-3 Units.
On August 4, 2022, the Board decided not to declare a dividend on Class B Common Stock. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors resulted in no distribution to the holders of Crimson's Class A-2 Units or Class A-3 Units.
On November 3, 2022, the Board decided not to declare a dividend on Class B Common Stock. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors resulted in no distribution to the holders of Crimson's Class A-2 Units or Class A-3 Units.
The Company currently expects to characterize at least some portion of its 2022 Common Stock and Preferred Stock dividends as Return of Capital for tax purposes.
SEASONALITY
Our MoGas and Omega Pipeline Systems generally have stable revenues throughout the year and will complete necessary pipeline maintenance during the "non-heating" season, or quarters two and three. Therefore, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
We expect our Crimson Pipeline System will have stable revenues throughout the year in a stable global crude oil supply environment. Maintenance activities can be performed at any time during the year and are planned to avoid large quarterly fluctuations when possible but permitting, contractor availability and limited internal resources may result in large quarterly fluctuations. Our San Pablo Bay pipeline has a seasonal minimum volume required to be operated as a batched system delivering heavy crude oil to its customers. The minimum volume is required as heavy crude oil must be heated to be transported via the pipeline. The lowest allowed minimum volume typically occurs in the months from July to September. The highest allowed minimum volume typically occurs from December to March. The actual effective periods are dependent on the ground temperature. The historical average quarterly crude oil volumes for our Crimson Pipeline System are provided in the table below.

Crimson Midstream Holdings Average Crude Oil Volume for Quarter Ended (bpd):
March 31, 2021	197,764
June 30, 2021	188,634
September 30, 2021	191,621
December 31, 2021	184,467
March 31, 2022	175,716
June 30, 2022	159,202
September 30, 2022	164,748
If volumes are below the minimum, Crimson will blend the heavy and light crude oil batches and operate the pipeline as a single blended batch which significantly reduces heating requirements. The San Pablo Bay pipeline has been operating in blended service since first quarter 2022 due to volumes being below the pipeline minimum.
LIQUIDITY AND CAPITAL RESOURCES
Overview

At September 30, 2022, we had liquidity of approximately $39.8 million comprised of cash of $21.8 million plus revolver availability of $18.0 million. These amounts may be subject to certain distribution restrictions based on minimum undrawn availability, available free cash flow, among others. We use cash flows generated from our operations and the Company's available liquidity to fund current obligations, projected working capital requirements, debt service payments and dividend payments. We believe that cash generated from these sources will be sufficient to meet our ongoing working capital,

Table of Contents	Glossary of Defined Terms

operational expenditure requirements for the next 12 months. Dividend payments will be subject to operating performance and Board approval.
Long-term liquidity requirements consist of maintenance expenditures, debt maturities and capital requirements. We currently believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due and that we will be able to fund our remaining long-term liquidity requirements and commitments, as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.
Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
	(Unaudited)
Net cash provided by (used in):
Operating activities	$26,703,113	$12,260,786
Investing activities	(5,186,753)	(82,776,171)
Financing activities	(12,236,575)	(13,989,565)
Net change in cash and cash equivalents	$9,279,785	$(84,504,950)
Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2022 was driven by (i) $42.9 million in net contributions from our operating subsidiaries, including Crimson, MoGas and Omega, (ii) $7.3 million in PLA subsequent sales revenue, partially offset by (iii) $16.2 million in general and administrative expenses, (iv) cash paid for interest of $8.8 million, and offset by (v) PLA subsequent sales cost of revenue of $6.0 million.
Net cash provided by operating activities for the nine months ended September 30, 2021 was driven by (i) $41.5 million in net contributions from our operating subsidiaries, including Crimson, MoGas and Omega, (ii) $6.1 million in PLA subsequent sales revenue, partially offset by (iii) $20.4 million in general and administrative expenses, (iv) cash paid for interest of $10.2 million, and offset by (v) PLA subsequent sales of $5.9 million.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 was primarily attributable to (i) $7.8 million of cash utilized to acquire property and equipment, offset by (ii) $2.4 million proceeds from reimbursable projects and $132 thousand of cash received on the note receivable.
Net cash used in investing activities for the nine months ended September 30, 2021 was primarily attributable to (i) $69.0 million of cash utilized to acquire our 49.50% interest in Crimson, net of cash acquired and (ii) purchases of property and equipment of $15.0 million.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2022 was primarily attributed to (i) common dividends paid of $1.6 million, (ii) preferred stock dividends paid of $7.2 million, (iii) distributions paid to non-controlling interests of $2.4 million, (iv) advances on the Crimson Revolver of $9.0 million, offset by payments on the Crimson Revolver of $4.0 million, and partially offset by (v) principal payments of $6.0 million on the Crimson secured credit facility.
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
Tariff Rate Cases

We have pending applications with the CPUC to raise tariffs on our Southern California pipeline by 34.9% and KLM pipeline by 10%. Both applications were protested by at least one shipper. As a result, the full 34.9% increase is currently not effective. However, in accordance with CPUC rules, we increased tariffs by 10% on the Southern California pipeline and 10% on the KLM pipeline on August 1, 2022 and September 1, 2022, respectively. These increases are subject to refund if the CPUC determines that they were not justified. We anticipate implementing an additional 10% tariff increase on our Southern

Table of Contents	Glossary of Defined Terms

California pipeline in August 2023 if the current rate case is not resolved before that time. For the nine months ended September 30, 2022, average throughput volumes on the Southern California and KLM pipelines were 47,079 Bpd and 14,309 Bpd, respectively. Through the nine months ended September 30, 2022, average rates per barrel of throughput on the Southern California and KLM pipelines were $1.29 and $1.70, respectively.

A rate increase was filed for San Pablo during the third quarter but it was subsequently withdrawn due to the volume variability on the system and the resulting impact on the cost of service.
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

The pipeline regulatory environment in California is one of the most stringent in the world which generally results in additional operating and maintenance expenditures compared to other regions. However, over the past year, the California regulators have increased their activity level in overseeing the pipeline activities in the state. This increased activity level will likely result in additional maintenance expenditures in the future but the specific financial impact is currently not known. We will continue to work closely with all regulators to ensure compliance with all rules and regulations both new and existing.

In October 2015, the Governor of California signed the Oil Spill Response: Environmentally and Ecologically Sensitive Areas Bill ("AB-864") which requires new and existing pipelines located near environmentally and ecologically sensitive areas connected to or located in the coastal zone to use best available technologies to reduce the amount of oil released in an oil spill to protect state waters and wildlife. The California Office of the State Fire Marshal has developed the regulations required by AB-864. The Company submitted recommendations for pipeline segment improvements in December 2021, which were subsequently accepted by the California Office of the State Fire Marshal in 2022. All expenditures are recoverable under the cost-of-service framework. The Company has begun the process of making the recommended modifications but most of the expenditures will occur in the second half of 2023 and 2024. The Company has submitted a filing with the CPUC to implement a surcharge on existing tariffs to recover the costs associated with the regulation. However, at least one shipper has protested the filing so the surcharge cannot be implemented until the case is ruled on by the CPUC. The CPUC is expected to provide a ruling on the surcharge for AB-864 at the same time as the ruling on the 34.9% tariff increase on our Southern California pipeline which is expected fourth quarter 2023. This will result in the company funding these expenses in advance of recovery by surcharge or tariff.

Table of Contents	Glossary of Defined Terms

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
Based on historical experience, permitting and fourth-quarter holiday schedules, some of our anticipated fourth quarter maintenance projects may move into 2023.

Maintenance Expenditures
Three Months Ended	Expense	Capital
March 31, 2021(1)	$1,580,842	$3,126,433
June 30, 2021	1,670,580	2,182,155
September 30, 2021	1,990,346	1,757,350
December 31, 2021	1,816,851	1,958,286
March 31, 2022	744,509	1,442,550
June 30, 2022	1,443,368	1,475,433
September 30, 2022	1,860,100	1,180,794
Forecasted Maintenance Expenditures
Three Months Ended	Expense	Capital
December 31, 2022	$2,367,000	$4,711,000
(1) Activity associated with the Crimson assets represent the period from January 1, 2021 to March 31, 2021.
Material Cash Requirements
The following table summarizes our material cash requirements and other obligations as of September 30, 2022:

	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Crimson Credit Facility(1)	$68,000,000	$8,000,000	$60,000,000	$—	$—
Crimson Revolver(1)	32,000,000	—	32,000,000	—	—
5.875% Convertible Debt(1)	118,050,000	—	—	118,050,000	—
Interest payments on 5.875% Convertible Debt(1)		6,935,438	13,870,875	—	—
Leases		1,473,985	1,800,757	1,896,563	5,663,404
Dividends and distributions(2)		15,870,276	31,922,656	31,922,656	—
Totals		$32,279,699	$139,594,288	$151,869,219	$5,663,404
(1) See Part I, Item 1, Note 13 ("Debt")
(2) Includes Common Stock, Series A Preferred Stock and Crimson Class A-1 Units projected forward using the current numbers of outstanding securities and current dividend rates. Dividends are subject to the approval by the Board of Directors. Table does not attempt to project future dividends beyond the 5-year horizon.
In addition to the above, we have accounts payable and other accrued liabilities which are all current.
Impact of Inflation
We have experienced significant increases in interest rates, the cost of energy, transportation, and distribution. The Company's effective interest rate on the Crimson Credit facility was approximately 5% for the nine months ended September 30, 2022 and we expect the effective interest rate on the Crimson Credit Facility to range between 7.5% and 8.5% in the fourth quarter of 2022. We expect this trend of increasing interest rates will continue into 2023. These inflationary trends have and may continue to have a material adverse impact on our results of operations.

Table of Contents	Glossary of Defined Terms

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

During the nine months ended September 30, 2022, our maintenance capital spending was $4.1 million and we spent $1.9 million for our expansion capital projects.
The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned capital expenditures, and comply with minimum liquidity and financial covenant requirements under its debt covenants for at least the next 12 months. We expect to finance our long-term liquidity requirements with borrowings under our credit facilities discussed below as well as debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions. If we borrow the maximum amount available under our credit facilities, there can be no assurance that we will be able to obtain additional or substitute financing.
Crimson Credit Facility
On February 4, 2021, in connection with the Crimson Transaction, Crimson Midstream Operating and Corridor MoGas, (collectively, the "Borrowers"), together with Crimson, MoGas Debt Holdco LLC, MoGas, CorEnergy Pipeline Company, LLC, United Property Systems, Crimson Pipeline, LLC and Cardinal Pipeline, L.P. (collectively, the "Guarantors") entered into the Crimson Credit Facility with the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent for such lenders, Swingline Lender and Issuing Bank. The Crimson Credit Facility provides borrowing capacity of up to $155.0 million, consisting of: a $50.0 million revolving credit facility (the "Crimson Revolver"), an $80.0 million term loan (the "Crimson Term Loan") and an uncommitted incremental facility of $25.0 million. Upon closing of the Crimson Transaction, the Borrowers drew the $80.0 million Crimson Term Loan and $25.0 million on the Crimson Revolver. Subsequent to the initial closing, on March 25, 2021, Crimson contributed all of its equity interests in Crimson Midstream Services, LLC and Crimson Midstream I Corporation to Crimson Midstream Operating, and, effective as of May 4, 2021, such subsidiaries have become additional Guarantors pursuant to the Amended and Restated Guaranty Agreement and parties to the Amended and Restated Security Agreement and (in the case of Crimson Midstream I Corporation) the Amended and Restated Pledge Agreement. On September 14, 2022, we completed the first amendment to the Amended and Restated Credit Agreement, which replaced the use of a LIBOR reference rate with SOFR.
The loans under the Crimson Credit Facility mature on February 4, 2024. The Crimson Term Loan requires quarterly payments of $2.0 million in arrears on the last business day of March, June, September and December, commencing on June 30, 2021. Subject to certain conditions, all loans made under the Credit Agreement shall, at the option of the Borrowers, bear interest at either (a) Adjusted SOFR plus a spread of 325 to 450 basis points, or (b) a rate equal to the highest of (i) the prime rate established by the Administrative Agent, (ii) the federal funds rate plus 0.5%, or (iii) the one-month Adjusted SOFR rate plus 1.0%, plus a spread of 225 to 350 basis points. The applicable spread for each interest rate is based on the Total Leverage Ratio (as defined in the Crimson Credit Facility).
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

Table of Contents	Glossary of Defined Terms

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
We also had approximately $18.0 million of available borrowing capacity on the Crimson Revolver at September 30, 2022. For a summary of the additional material terms of the Crimson Credit Facility, please refer to Part IV, Item 15, Note 14 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2021, and Part I, Item 1, Note 13 ("Debt") included in this Report. We were in compliance with all financial and other covenants under the Crimson Credit Facility at September 30, 2022.
5.875% Convertible Notes
On August 12, 2019, we completed a private placement offering of $120.0 million aggregate principal amount of 5.875% Convertible Senior Notes due 2025 to the initial purchasers of such notes for cash in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act. The initial purchasers then resold the 5.875% Convertible Notes for cash equal to 100% of the aggregate principal amount thereof to qualified institutional buyers, as defined in Rule 144A under the Securities Act, in reliance on an exemption from registration provided by Rule 144A. The 5.875% Convertible Notes mature on August 15, 2025 and bear interest at a rate of 5.875% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020.
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
Shelf Registration Statements
On October 30, 2018, we filed a shelf registration statement with the SEC, pursuant to which we registered 1,000,000 shares of Common Stock for issuance under our dividend reinvestment plan. As of September 30, 2022, we have issued 327,784 shares of Common Stock under our dividend reinvestment plan ("DRIP") pursuant to the shelf resulting in remaining availability of approximately 672,216 shares of Common Stock.
On September 16, 2021, we had a resale shelf registration statement declared effective by the SEC, pursuant to which it registered the following securities that were issued in connection with the Internalization for resale by the Contributors: 1,837,607 shares of Common Stock (including both (i) 1,153,846 shares of Common Stock issued at the closing of the Internalization and (ii) up to 683,761 additional shares of Common Stock which may be acquired by the Contributors upon the conversion of outstanding shares of our unlisted Class B Common Stock issued at the closing of the Internalization) and 170,213 depositary shares each representing 1/100th fractional interest of a share of Series A Preferred Stock, issued at the closing of the Internalization.
On November 3, 2021, we filed a new shelf registration statement to replace our prior shelf registration statement, which was declared effective by the SEC on November 17, 2021 and permits us to publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million. As of September 30, 2022, we have not issued any securities under this new shelf registration statement, so total availability remains at $600.0 million.
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

Table of Contents	Glossary of Defined Terms

Continued growth of our asset portfolio will depend in part on our continued ability to access funds through additional borrowings and securities offerings. The availability and terms of any such financing will depend upon market and other conditions. We currently believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due and that we will be able to fund our planned investments, as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us. Additionally, our liquidity and capitalization may be impacted by the optional redemption of the Series A Preferred Stock. The depositary shares are currently eligible to be redeemed, at our option, in whole or in part, at the $25.00 liquidation preference plus all accrued and unpaid dividends to, but not including, the date of redemption.
The following is our liquidity and capitalization as of September 30, 2022 and December 31, 2021:

Liquidity and Capitalization
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$21,776,263	$12,496,478
Revolver availability	$18,000,000	$23,000,000

Revolving credit facility	$32,000,000	$27,000,000
Long-term debt (including current maturities)(1)	183,341,133	188,390,586
Stockholders' equity:
Series A Preferred Stock 7.375%, $0.001 par value	129,525,675	129,525,675
Common Stock, non-convertible, $0.001 par value	15,177	14,893
Class B Common Stock, $0.001 par value	684	684
Additional paid-in capital	329,796,049	338,302,735
Retained deficit	(339,752,470)	(327,157,636)
Non-controlling interest (Crimson)	124,193,250	122,945,172
Total equity	243,778,365	263,631,523
Total capitalization	$459,119,498	$479,022,109
(1) Long-term debt is presented net of discount and deferred financing costs.
The above table does not give effect to the conversion of the non-controlling interest into our securities, which are subject to CPUC approval and will be elective by the holder(s) of the non-controlling interest. It is our intent to treat distributions with respect to the non-controlling interest, representing the Class A-1, Class A-2 and Class A-3 Units at Crimson, with the same relative priority and amount as our underlying securities that they may be converted into. Below is a prospective forward-looking capitalization table that adjusts for conversion of the non-controlling interest into our securities that they are expected to ultimately convert into at the election of the holder(s).

Table of Contents	Glossary of Defined Terms

Prospective Capitalization Table
		Adjustments	Prospective for Non-Controlling Interest Reorganization
	September 30, 2022 Actual(1)	Non-Controlling Interest Reorganization(2)
Cash and Cash Equivalents	$21,776,263	$—	$21,776,263

Debt
Revolving Credit Facility	$32,000,000	—	32,000,000
Long-Term Debt (including current maturities)(3)	183,341,133	—	183,341,133
Total Debt	215,341,133	—	215,341,133

Stockholders' Equity
Preferred Stock
Series A Preferred Stock	$129,525,675	39,325,330	168,851,005
Total	129,525,675	39,325,330	168,851,005

Common Stock(4)
Common Stock	15,177	—	15,177
Class B Common Stock	684	11,212	11,896
Additional Paid-In Capital	329,796,049	77,479,573	407,275,622
Retained Deficit	(339,752,470)	6,129,057	(333,623,413)
Total CorEnergy Equity	(9,940,560)	83,619,842	73,679,282
Non-controlling interest(4)	124,193,250	(124,193,250)	—
Total Stockholders' Equity	$243,778,365	$(1,248,078)	$242,530,287

Total Capitalization	$459,119,498		$457,871,420

Shares Outstanding
Common Stock	15,176,911	—	15,176,911
Class B Common Stock	683,761	11,212,300	11,896,061
Total Shares Outstanding	15,860,672	11,212,300	27,072,972

Book Value per Share of Common Stock and Class B Common Stock	$(0.63)		$2.72
(1) The non-controlling interest reflects the Grier Members' equity consideration for the Class A-1, Class A-2 and Class A-3 Units representing the equity ownership interest in Crimson. Subject to CPUC regulatory approval, these units are convertible into certain CorEnergy securities, at the option of the holder, as illustrated in the prospective adjustments above.
(2) The prospective adjustments reflect the Grier Members' exchange of the non-controlling interest presently represented by their Class A-1, Class A-2 and Class A-3 Units into depositary shares representing Series A Preferred Stock for the Class A-1 Units and Class B Common Stock both Class A-2 and Class A-3 Units. On June 29, 2021, shareholders approved the conversion of the Series B Preferred Stock into Class B Common Stock. Such exchanges are subject to receiving CPUC approval. Further, we do not expect the holders to exercise their exchange rights all at once due to the income tax consequences arising from such exchanges. We cannot predict when the holders will elect to exchange or if they will elect to exchange at all. Refer to Part I, Item 1, Note 14 ("Stockholders' Equity") for further details on the non-controlling interest.

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

Table of Contents	Glossary of Defined Terms

to our critical accounting estimates. We incurred a goodwill impairment charge during the three months ended September 30, 2022, which is detailed below.
Accounting for Goodwill
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
Based on recent sustained declines in the trading price our common stock and other securities with an established trading market, we performed a Step 1 interim quantitative goodwill impairment test as of September 30, 2022 using a market approach to determine the fair value of our reporting units. This test consisted of calculating fair value by utilizing observable market inputs and other qualitative factors associated with our reporting units and the business activities and comparing that information to the current carrying value of the reporting units. As a result of this testing, we recorded a goodwill impairment charge of $16.2 million during the three months ended September 30, 2022, which was included as a discrete line item on the Consolidated Statement of Operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of September 30, 2022, we had long-term debt (net of current maturities) with a carrying value of $183.3 million, comprised of the Crimson Credit Facility and the 5.875% Convertible Senior Notes due 2025. Borrowings under our Crimson Revolver are variable-rate, based on a SOFR pricing spread and subject to interest rate re-sets that generally range from one month up to six months. As of September 30, 2022, we had $32.0 million in borrowings under our Crimson Revolver.
Borrowings under the Crimson Credit Facility are variable-rate based on either (a) SOFR pricing spread or (b) a rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the one-month Adjusted SOFR rate plus 1.0%, plus a pricing spread. The applicable spread for each interest rate is redetermined quarterly based on the Total Leverage Ratio (as defined in the Crimson Credit Facility). Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. A 100 basis point increase or decrease in current SOFR rates would have resulted in an initial interest rate of 6.57% or 4.57%, respectively, for the Crimson Credit Facility. Under the Crimson Credit Facility, a 100 basis point increase or decrease in the current SOFR rate would have resulted in an approximately $738 thousand increase or decrease in interest expense for the nine months ended September 30, 2022.
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
Certain of Crimson's transportation agreements and tariffs for crude oil shipments also include a PLA. As is common in the pipeline transportation industry, Crimson earns a very small percentage of the crude oil transported, deemed earned PLA inventory, which it can then sell. The realized PLA volume earned and available for sale is net of differences in measurement and actual volumes gained or lost. This allowance revenue is subject to more volatility than transportation revenue, as it is directly dependent on Crimson's measurement capability and commodity prices. As a result, the income Crimson realizes under its loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. As of September 30, 2022, Crimson did not have any open hedging agreements to mitigate its exposure to decreases in commodity prices through its loss allowances; however, it has previously entered into such agreements and may do so in the future.
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

Table of Contents	Glossary of Defined Terms

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Glossary of Defined Terms

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under the heading "Crimson Legal Proceedings" in Note 11 (Commitments and Contingencies") to our consolidated financial statements included in Part I of this Report is incorporated by reference into this Item 1.
ITEM 1A. RISK FACTORS
Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended September 30, 2022. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends
A REIT is generally required to distribute during the taxable year an amount equal to at least 90.0% of the REIT taxable income (determined under Internal Revenue Code section 857(b)(2), without regard to the deduction for dividends paid). We intend to adhere to this requirement in order to maintain our REIT status. The Board of Directors will continue to determine the amount of any distribution that we expect to pay our stockholders. Dividend payouts may be affected by cash flow requirements, including cash used to make distributions to outstanding Class A-1, Class A-2, and Class A-3 Units of Crimson, and remain subject to other risks and uncertainties, as discussed under the heading "Dividends" in Part I, Item 2 of this Report. Further, the terms of our Crimson Credit Facility provide that cash distributions to us from the Borrowers are subject to certain restrictions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability and available free cash flow.
We did not sell any securities during the quarter ended September 30, 2022 that were not registered under the Securities Act of 1933.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
There were no reportable events during the quarter ended September 30, 2022.

Table of Contents	Glossary of Defined Terms

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

10.1*
First Amendment to Amended and Restated Credit Agreement dated as of September 14, 2022, among Crimson Midstream Operating, LLC, and Corridor Mogas, Inc., as Borrowers, the Guarantors party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Bank and the lenders party thereto.

10.2*	Amended Revised Third Amended and Restated Limited Liability Company Agreement of Crimson Midstream Holdings, LLC dated as of August 6, 2022
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

Table of Contents	Glossary of Defined Terms

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
November 10, 2022

By:	/s/ David J. Schulte
David J. Schulte
Chairman and Chief Executive Officer
(Principal Executive Officer)
November 10, 2022