Form 10-K
period 2022-12-31
CorEnergy Infrastructure Trust, Inc.
filed 2023-03-29
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-K
 ___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price on that date of $2.52 on the New York Stock Exchange, was $36,168,205. Common shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares (as determined by information provided to the registrant) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 27, 2023, the registrant had 15,355,553 shares of Common Stock outstanding and 683,761 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

Explanatory Note

Restatement Background

On March 3, 2023, the management of CorEnergy Infrastructure Trust, Inc. (the "Company"), together with the Audit Committee of the Company's Board of Directors (the "Audit Committee") reached a determination that the Company’s consolidated audited financial statements as of and for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) and the Company’s consolidated unaudited financial statements as of and for the periods ended March 31, 2021, June 30, 2021, September 30, 2021, March 31, 2022, June 30, 2022, and September 30, 2022 (collectively, the “Non-Reliance Periods”) included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC for the Non-Reliance Periods, should no longer be relied upon because of material misstatements contained in those consolidated financial statements. The Company’s management and the Audit Committee discussed the matters with Ernst & Young LLP, the Company’s independent registered public accounting firm, and determined to restate its consolidated audited financial statements for the Non-Reliance Periods.

As described in the Company's Current Report on Form 8-K filed with the SEC on March 7, 2023, during the preparation of its audited financial statements for the fiscal year ended December 31, 2022, the Company identified an error in its accounting for earnings per share (“EPS”) and the allocation of net income to non-controlling interest arising from over allocation of net income from Crimson Midstream Holdings, LLC, the Company's consolidated variable interest entity ("Crimson"), to non-controlling interest. The Company previously reported its net income attributable to non-controlling interest based on the relative ownership interests, which was approximately 51% for the non-controlling interest, but upon further analysis the Company has determined that it should have allocated the net income from Crimson to the non-controlling interest based on their contractual rights to earnings and distributions. Additionally, certain of the errors in EPS are associated with the calculation of EPS under the two-class method which was required after the issuance of the Company’s Class B Common Stock in July of 2021, which will mandatorily convert to the Company's Common Stock in the first quarter of 2024.

Restatement of Previously Issued Consolidated Financial Statements

This Annual Report on Form 10-K for the year ended December 31, 2022 includes consolidated audited financial statements as of and for the year ended December 31, 2021, as well as relevant unaudited interim financial information for the quarterly Non-Reliance Periods. The Company has restated certain information within this Annual Report on Form 10-K, including the consolidated financial statements as of and for the period ended December 31, 2021, and the relevant unaudited interim financial information for the quarterly Non-Reliance Periods. In addition to the restatement errors described above, the Company has corrected certain items that were concluded as immaterial, individually and in the aggregate, to the financial statements for the Non-Reliance Periods.

See Note 20 ("Restatement of Prior Period"), in Item 8, Financial Statements and Supplementary Data, for additional information on the audited consolidated financial statements as of and for the year ended December 31, 2021.

See Note 21 ("Quarterly Financial Data (Unaudited)"), in Item 8, Financial Statements and Supplementary Data, for such restated information on the quarterly Non-Reliance Periods.

Control Considerations

As described in the Company's Current Report on Form 8-K/A filed with the SEC on March 24, 2023, in connection with the restatement, management has assessed the effectiveness of the Company's internal control over financial reporting. Based on this assessment, the Company identified a material weakness in its internal control over financial reporting resulting in the conclusion by the Company's Chief Executive Officer and Chief Financial Officer that the internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2022 and December 31, 2021. Management is taking additional steps to remediate the material weakness in the Company's internal control over financial reporting. See Item 9A, Controls and Procedures, for additional information related to this material weakness in internal control over financial reporting and the related remedial measures.

Index to Financial Statements	Glossary of Defined Terms
CorEnergy Infrastructure Trust, Inc.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
Administrative Agreement: the Administrative Agreement dated December 1, 2011, as amended effective August 7, 2012, between the Company and Corridor. When the Internalization transaction closed on July 6, 2021, the Administrative Agreement was effectively terminated when Corridor was acquired by the Company.
Amended Pinedale Term Credit Facility: Pinedale LP's $41.0 million Second Amended and Restated Term Credit Agreement and Note Purchase Agreement with Prudential, as lender, effective December 29, 2017, which was extinguished on June 30, 2020.
ARO: the Asset Retirement Obligation liabilities assumed with the acquisition of GIGS and disposed of with the sale of GIGS effective February 1, 2021.
ASC: FASB Accounting Standards Codification.
ASU: FASB Accounting Standard Update.
Bbls: standard barrel containing 42 U.S. gallons.
bpd: Barrels per day.
CARES Act: the Coronavirus Aid, Relief, and Economic Security Act.
Cash Available for Distribution or CAD (a non-GAAP financial measure): the Company's earnings before interest, taxes, depreciation and amortization, less (i) cash interest expense, (ii) preferred stock dividends, including Crimson Class A-1 Units, (iii) regularly scheduled debt amortization, (iv) maintenance capital expenditures, and (v) reinvestment allocation, and plus or minus other adjustments, but excluding the impact of extraordinary or nonrecurring expenses unrelated to the operations of Crimson and all of its subsidiaries, as defined in the Articles Supplementary for the Class B Common Stock and effective beginning with the quarter ending June 30, 2021.
Class B Common Stock: the Company's Class B Common Stock, par value $0.001 per share.
Code: the Internal Revenue Code of 1986, as amended.
Common Stock: the Company's Common Stock, par value $0.001 per share.
Common Stock Base Dividend: means the Common Stock Base Dividend Per Share (as defined below) multiplied by all of the Company's then-issued and outstanding shares of Common Stock.
Common Stock Base Dividend Per Share: (i) for the fiscal quarters of the Company ending June 30, 2021, September 30, 2021, December 31, 2021 and March 30, 2022, the Common Stock Base Dividend Per Share shall equal $0.05 per share per quarter; (ii) for the fiscal quarters of the Company ending June 30, 2022, September 30, 2022, December 31, 2022 and March 30, 2023, the Common Stock Base Dividend Per Share shall equal $0.055 per share per quarter; and (iii) for the fiscal quarters of the Company ending June 30, 2023, September 30, 2023, December 31, 2023 and March 30, 2024, the Common Stock Base Dividend Per Share shall equal $0.06 per share per quarter.
Company or CorEnergy: CorEnergy Infrastructure Trust, Inc. (NYSE: CORR).
Compass SWD: Compass SWD, LLC, the current borrower under the Compass REIT Loan.
Compass REIT Loan: the financing notes between Compass SWD and Four Wood Corridor.
Contribution Agreement: the Contribution Agreement dated as of February 4, 2021, among the Company and the Contributors, pursuant to which the Company acquired Corridor in the Internalization transaction.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)
Contributors: the managers of the Company's former external manager, Corridor, which include: Richard C. Green, Rick Kreul, Rebecca M. Sandring, Sean DeGon, Jeff Teeven, Jeffrey E. Fulmer, David J. Schulte (as Trustee of the DJS Trust under Trust Agreement dated July 18, 2016), and Campbell Hamilton, Inc., an entity controlled by David J. Schulte.
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
Corridor MoGas: Corridor MoGas, Inc., a wholly owned taxable REIT subsidiary of CorEnergy, the holding company of MoGas, United Property Systems, and CorEnergy Pipeline Company, LLC and a co-borrower under the Crimson Credit Facility.
COVID-19: Coronavirus disease of 2019; a pandemic affecting many countries globally.
CPI: Consumer Price Index.
CPUC: California Public Utility Commission.
Crimson: Crimson Midstream Holdings, LLC, the indirect owner of CPUC-regulated crude oil pipeline companies, of which the Company owns a 49.50% voting interest and all of the Class B-1 equity ownership interests.
Crimson Credit Facility: the Amended and Restated Credit Agreement, dated as of February 4, 2021, with Crimson Midstream Operating and Corridor MoGas, as co-borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing bank, which provides borrowing capacity of up to $155.0 million, consisting of: the $50.0 million Crimson Revolver, the $80.0 million Crimson Term Loan and an uncommitted incremental facility of $25.0 million.
Crimson Midstream Operating: Crimson Midstream Operating, LLC, a wholly owned subsidiary of Crimson and a co-borrower under the Crimson Credit Facility and direct owner of CPUC-regulated crude oil pipeline companies.
Crimson Pipeline System: an approximately 2,000-mile crude oil transportation pipeline system, which includes approximately 1,100 active miles, with associated storage facilities located in southern California and the San Joaquin Valley, owned and operated by subsidiaries of Crimson.
Crimson Revolver: the $50.0 million secured revolving line of credit facility with Wells Fargo Bank, National Association, entered into on February 4, 2021.
Crimson Term Loan: the $80.0 million secured term loan with Wells Fargo Bank, National Association, entered into on February 4, 2021.
Crimson Transaction: the Company's acquisition of a 49.50% voting interest in Crimson, effective February 1, 2021, with the right to acquire the remaining 50.50% voting interest upon receiving CPUC approval.
Dividend Reinvestment Program or DRIP: the dividend reinvestment plan which allows for, at the option of the shareholder, to have distributions automatically reinvested in Common Stock.
Exchange Act: the Securities Exchange Act of 1934, as amended.
EGC: Energy XXI Ltd, the parent company (and guarantor) of the EGC Tenant, which parent company emerged from a reorganization under Chapter 11 of the US Bankruptcy Code on December 30, 2016, with the succeeding company named Energy XXI Gulf Coast, Inc. Effective October 18, 2018, EGC became an indirect wholly owned subsidiary of MLCJR LLC, an affiliate of Cox Oil, LLC, as a result of a merger transaction. Throughout this document, references to EGC will refer to both the pre- and post-bankruptcy entities and, for dates on and after October 18, 2018, to EGC as an indirect wholly owned subsidiary of MLCJR LLC.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)
EGC Tenant: Energy XXI GIGS Services, LLC, a wholly owned operating subsidiary of EGC that was the tenant under Grand Isle Corridor's triple-net lease of the Grand Isle Gathering System until the lease was terminated on February 4, 2021.
FASB: Financial Accounting Standards Board.
FERC: Federal Energy Regulatory Commission.
Four Wood Corridor: Four Wood Corridor, LLC, a wholly owned subsidiary of CorEnergy.
GAAP: U.S. generally accepted accounting principles.
GIGS: the Grand Isle Gathering System, owned by Grand Isle Corridor and triple-net leased to the EGC Tenant until it was disposed of as partial consideration in connection with the Crimson Transaction effective February 1, 2021.
Grand Isle Corridor: Grand Isle Corridor LP, an indirect wholly owned subsidiary of the Company.
Grand Isle Gathering System: a subsea midstream pipeline gathering system located in the shallow Gulf of Mexico shelf and storage and onshore processing facilities.
Grand Isle Lease Agreement: the June 2015 agreement pursuant to which the Grand Isle Gathering System assets were triple-net leased to EGC Tenant, which terminated on February 4, 2021 upon disposal of GIGS.
Grier Members: Mr. John D. Grier, Mrs. M. Bridget Grier and certain of their affiliated trusts, which collectively own all of the Class A-1, Class A-2, and Class A-3 equity ownership interests in Crimson, which is reflected as a non-controlling interest in the Company's financial statements. The Grier Members own a 50.5% voting interest in Crimson through their ownership of the Crimson C-1 Units.
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
MoGas: MoGas Pipeline LLC, an indirect wholly owned subsidiary of CorEnergy.
MoGas Pipeline System: an approximately 263-mile interstate natural gas pipeline system located in and around St. Louis and extending into central Missouri, which is owned and operated by MoGas.
MoGas Revolver: a $1.0 million secured revolving line of credit facility at the MoGas subsidiary level with Regions Bank, which was terminated on February 4, 2021 in connection with the Crimson Transaction.
Mowood: Mowood, LLC, a wholly owned subsidiary of CorEnergy and the holding company of Omega.
Mowood/Omega Revolver: a $1.5 million revolving line of credit facility at the Mowood subsidiary level with Regions Bank, which was terminated on February 4, 2021 in connection with the Crimson Transaction.
NYSE: New York Stock Exchange.
Omega: Omega Pipeline Company, LLC, a wholly owned subsidiary of Mowood.
Omega Pipeline System: a 75-mile natural gas distribution system providing unregulated service in south central Missouri, which is owned and operated by Omega.
Omnibus Equity Incentive Plan: the CorEnergy Infrastructure Trust, Inc. Omnibus Equity Incentive Plan, which was approved by the Company's stockholders on May 25, 2022.
OPEC: the Organization of the Petroleum Exporting Countries.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)
Pipeline Loss Allowance (or PLA): the portion of crude oil provided by or on behalf of each shipper, at no cost to the carrier, (as allowance for losses sustained due to evaporation, measurement and other losses in transit) and retained by the carrier in recognition of loss and shrinkage in carrier's system.
Pinedale LGS: the Pinedale Liquids Gathering System, a system consisting of approximately 150 miles of pipelines and four above-ground central gathering facilities located in the Pinedale Anticline in Wyoming, owned by Pinedale LP and triple-net leased to a wholly owned subsidiary of UPL until it was sold on June 30, 2020.
Pinedale Lease Agreement: the December 2012 agreement pursuant to which the Pinedale LGS assets were triple-net leased to a wholly owned subsidiary of UPL, which terminated on June 30, 2020 upon sale of the Pinedale LGS.
Pinedale LP: Pinedale Corridor, LP, an indirect wholly owned subsidiary of CorEnergy.
Pinedale GP: the general partner of Pinedale LP and a wholly owned subsidiary of CorEnergy.
PLR: the Private Letter Ruling dated November 16, 2018 (PLR 201907001) issued to CorEnergy by the IRS.
Prudential: the Prudential Insurance Company of America.
QDI: qualified dividend income.
REIT: real estate investment trust.
RSU: Restricted Stock Unit.
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
TRS: taxable REIT subsidiary.
UPL: Ultra Petroleum Corp.
Ultra Wyoming: Ultra Wyoming LGS LLC, an indirect wholly owned subsidiary of UPL.
United Property Systems: United Property Systems, LLC, an indirect wholly owned subsidiary of CorEnergy, acquired with the MoGas transaction in November 2014.
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
COMPANY OVERVIEW
We are a publicly traded REIT focused on energy infrastructure. Our business strategy is to own and operate critical energy midstream infrastructure connecting the upstream and downstream sectors within the industry. We currently generate revenue from the transportation, via pipeline systems, of crude oil and natural gas for our customers in California and Missouri, respectively. These pipelines, consisting of our Crimson, MoGas, and Omega Pipeline Systems, are located in areas where it would be difficult to replicate rights-of-way or transport crude oil or natural gas via non-pipeline alternatives, resulting in our assets providing utility-like criticality in the midstream supply chain for our customers.
As primarily regulated assets, the value of our regulated pipelines is supported by revenue derived from cost-of-service methodology. The cost-of-service methodology is used to establish appropriate transportation rates based on several factors, including expected volumes, expenses, debt, and return on equity. The regulated nature of the majority of our assets provides a degree of support for our profitability over the long-term, where our customers primarily own the products shipped on, or stored in, our facilities. We believe these characteristics provide CorEnergy with the attractive attributes of other globally listed infrastructure companies, including high barriers to entry and predictable revenue streams, while mitigating risks and volatility experienced by other companies engaged in the midstream energy sector. We also believe that our strengths in the hydrocarbon midstream industry can be leveraged to participate in energy transition, e.g., CO2 transportation for sequestration projects.
During 2021, we repositioned our asset portfolio from a focus on non-operated leased assets to one of owned and operated assets. As a result, all of our current assets are owned and operated, which provides us with an opportunity to grow the business organically using our footprint, in addition to growth opportunities from making acquisitions. We intend to distribute substantially all of our Cash Available for Distribution, less prudent reserves and sufficient cash to manage near-term cash requirements, on a quarterly basis. We regularly assess our ability to pay and to grow our dividend to common stockholders.
Our Operations
The current composition of our asset portfolio is described below.
Crimson Pipeline System: An approximately 2,000-mile crude oil transportation pipeline system, including approximately 1,100 active miles, with associated storage facilities located in southern California and the San Joaquin Valley. The Crimson Pipeline System includes four pipeline systems that provide a critical link between California crude oil production and California refineries. The vast majority of Crimson's customers are these refineries. The operations and maintenance of these assets are in strict accordance with applicable safety and regulatory requirements promulgated by the U.S. Department of Transportation's ("DOT") Pipeline and Hazardous Materials Safety Administration ("PHMSA") and California State Fire Marshall. The California Public Utilities Commission ("CPUC") regulates the rates and administration of the transportation tariffs, which comprise the majority of our revenue generating activities. The Company acquired a 49.50% voting interest in the Crimson Pipeline System on February 4, 2021 (effective as of February 1, 2021), which include the following pipeline systems:

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
MoGas Pipeline System: An approximately 263-mile interstate natural gas pipeline system located in and around St. Louis and extending into central Missouri. The pipeline network provides a critical link between natural gas producing regions and local utilities. The system receives natural gas at four separate receipt points from third-party interstate gas pipelines and delivers such

Table of Contents	Glossary of Defined Terms

gas through 24 different delivery points to investor-owned natural gas distribution companies, municipalities and end users. MoGas has eight firm transportation customers. MoGas operates and maintains these assets in strict accordance with applicable safety and regulatory requirements promulgated by PHMSA. The vast majority of our revenue is related to our FERC-approved firm transportation agreements with various customers, which entitle the customers to specified amounts of guaranteed capacity on the pipeline during the term of the agreements. We also earn additional revenue from our customers based on actual volumes of natural gas transported pursuant to firm transportation agreements, or interruptible transportation agreements, but such revenues comprise a minimal percentage of our total revenue. MoGas is a wholly owned TRS of CorEnergy.
Omega Pipeline System: An approximately 75-mile natural gas distribution system located primarily on the U.S. Army's Fort Leonard Wood military post in south-central Missouri. Omega operates and maintains these assets in strict accordance with applicable safety and regulatory requirements promulgated by the Missouri Public Service Commission ("MoPUC"). The vast majority of Omega’s revenue is derived from a non-regulated Natural Gas Distribution Agreement, between Omega and the U.S. Department of Defense ("DOD"), to provide the natural gas supply, distribution assets, and operations and maintenance of the assets at Fort Leonard Wood. Omega has been under contract with the DOD since 1991 at Fort Leonard Wood, and we are currently in year six of a ten-year renewable agreement. We also earn additional revenue from Omega Gas Marketing, LLC, which provides gas supply services to a small number of industrial and commercial customers in central Missouri near Fort Leonard Wood, but such revenues comprise a minimal percentage of our total revenue. Omega is a wholly owned subsidiary of the Company through its interests in Mowood, which is a qualified REIT subsidiary.
Principal Location
Our principal executive office is located at 1100 Walnut Street, Suite 3350, Kansas City, MO 64106.
Market Overview
Crude oil production in California dates back more than 150 years and the state has some of the highest recoverable reserves remaining in the ground. Given the significant hydrocarbon resources in California, and its access to the Pacific Ocean, California is not connected, via pipeline, to other crude oil producing regions in North America. The refining industry in California is primarily supplied by native California crude oil production, with the balance supplied via waterborne imports. The majority of refineries in California are specifically designed to service California's crude oil supply and refined products formulations. Many refineries are specifically designed to process the low-gravity crude oil that is prevalent in California. Furthermore, the refineries are also uniquely designed to meet the stringent California gasoline standards set by the California Air Resources Board ("CARB"). The high complexity of CARB requirements for California refiners results in a preference for California-produced crude oil as a feedstock. Furthermore, the stringent refined product formulations required by CARB create high barriers to entry for satisfying California's refined product demand from refineries outside of California.
The utilization of MoGas and Omega assets is driven by the consumption of natural gas from residential, commercial and industrial users in the region where MoGas' and Omega's assets are located. MoGas is well supplied by other interstate pipelines originating in the Rocky Mountains, Mid-Continent, Appalachia, and Gulf Coast production basins.

Business Strategy
•Safe Operations - We strive for the highest levels of safety across our operational platform, which includes establishing a safety-first environment for our employees and contractors, investing in the latest safety-related technology, maintaining asset integrity and operational reliability through frequent inspections and communicating regularly with governmental regulators.
•Provide reliable service - We serve a critical part of the energy distribution value chain and seek to ensure reliable and consistent service to our customers. We accomplish this by performing preventative maintenance on our assets and performing frequent pipeline integrity work.
•Growth - CorEnergy has a three-part growth strategy: 1) expansion within our existing pipeline footprint, 2) corporate-level acquisitions that add scale and diversification, and 3) participation in energy transition through the storage and transportation of renewable energy sources and carbon sequestration projects. We consider, among other things, the following key factors when evaluating growth opportunities:
▪Cash Flow Stability – We primarily seek growth opportunities that provide stable and predictable cash flow through either long-term contracts or a regulated cost-of-service. As a second layer of stability, we look for assets with natural barriers to entry and low levels of current competition. We focus on assets that are critical to our customers' realization of economic returns from their operations. We believe that this type of asset will

Table of Contents	Glossary of Defined Terms

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
Competitive Advantages
•Strategic Assets - We believe our assets are strategically unique because they have largely high barriers to entry, require unique operational and regulatory expertise (that we hold) and have strategic rights-of-way that may provide alternative use value in association with the energy transition.
•Tax Status - Through a series of Private Letter Rulings, we hold a unique status as an energy infrastructure focused REIT. We are therefore generally not subject to U.S. federal corporate income taxes on the income and gains that we distribute to our stockholders.
•Customer Quality - Our customers associated with our Crimson assets are primarily large investment-grade refineries and our customers associated with our MoGas and Omega assets are investment-grade utilities, municipalities and government organizations that largely insulate us from significant counterparty credit risk. For a discussion of customers, see Part IV, Item 15, Note 10 ("Concentrations") to our consolidated financial statements.
•Management Team - Members of our leadership team have significant experience in all phases of operations of regulated pipeline assets, including financing and accessing public capital markets, acquisitions of energy midstream operations and regulatory compliance. We believe such expertise is a benefit to our strategy.
Seasonality
We expect that Crimson will have stable revenues throughout the year. Maintenance activities can be performed at any time during the year, however, we may have certain quarters where maintenance expenditures are materially higher than other quarters in the year. Currently, our San Pablo Bay pipeline is operating in blended service, where heavy crude oil is mixed with lighter crude oil. Historically, however, it has also operated as a batched system, which would include a seasonal minimum volume. The minimum volume is required because heavy crude oil must be heated to be transported via the pipeline, with the lowest allowed minimum volume typically occurring in the months from July to September and the highest allowed minimum volume typically occurring from December to March, with the actual effective periods dependent on the ground temperature. The historical average quarterly crude oil volumes for Crimson are provided in the table below.

	Crimson Midstream Holdings Average Crude Oil Volume for Quarter Ended (bpd):
	2022	2021
March 31,	175,716	197,764
June 30,	159,202	188,634
September 30,	164,748	191,621
December 31,	164,763	184,467
MoGas and Omega generally have stable revenues throughout the year and will complete necessary pipeline maintenance during the "non-heating" season, or quarters two and three. Therefore, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
Competition
We compete with other midstream energy companies, as well as public and private funds, to make the types of investments that we plan to make in the U.S. energy infrastructure sector. Many of our competitors are substantially larger and have considerably

Table of Contents	Glossary of Defined Terms

greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of funds and access to a greater variety of funding sources than are available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, allowing them to consider a wider variety of investments and to establish more relationships than us. These competitive conditions may adversely affect our ability to make investments in the energy infrastructure sector and could adversely affect our distributions to stockholders.
Pipelines generally offer the lowest cost and safest mode of transportation. Despite this, pipelines can face competition from other forms of transportation, such as truck, rail and ship. Although these alternative forms of transportation are typically more expensive, they can provide access to alternative markets which could be attractive to our customers for various reasons.

The primary competition for our California assets is other existing pipelines. Our California pipelines and those of our competitors operate below capacity. In some cases, our California customers have the ability to alternate between our pipelines and those of our competitors. The pipeline transportation cost is relatively small compared to the value of the oil being transported. When our customers have pipeline transportation options that allow them to deliver to multiple refineries, the deciding factor is often the wholesale price of crude oil paid by the refineries, rather than the cost of delivery. In declining crude oil-producing regions like California, the threat of newly constructed pipelines is low. Furthermore, a significant percentage of our assets are located in an urban environment, which also significantly decreases the competition from new construction.
REIT Status
We operate as a REIT and therefore are generally not subject to U.S. federal corporate income taxes on the income and gains that we distribute to our stockholders, including the income derived through our REIT qualifying investments in energy infrastructure assets. Our REIT status is supported in part through a series of IRS Private Letter Rulings (PLR) that provide us assurance that fees we may receive for usage of the storage and pipeline assets we may own will qualify as rents from real property for purposes of our qualification as a REIT.
However, even as a REIT, we remain obligated to pay income taxes on earnings from our TRSs. The use of TRSs enables us to own certain assets and engage in certain businesses while maintaining compliance with the REIT qualification requirements under the Code. We may, from time to time, change the election of previously-designated TRSs to be treated as qualified REIT subsidiaries, and may reorganize and transfer certain assets or operations from our TRSs to other subsidiaries, including qualified REIT subsidiaries.
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

Table of Contents	Glossary of Defined Terms

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
Environmental, Health and Safety Regulation
Our operations involve the transportation of crude oil and natural gas which are subject to stringent federal, state and local laws and regulations designed to protect the environment. Compliance with these laws and regulations increases our overall cost of doing business. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, and the addition of new operational constraints. Environmental and safety laws and regulations are subject to changes that may result in more stringent requirements, which could negatively impact our future earnings to the extent they cannot be recovered through our cost-of-service framework. A discharge of hazardous liquids into the environment could, to the extent such event is not insured, subject us to substantial expense to remediate. The following summarizes some of the key environmental, health and safety laws and regulations to which our operations are subject.
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
The HLPSA was amended by the Pipeline Safety Improvement Act of 2002 and the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. These amendments have resulted in the adoption of rules by the DOT that require transportation pipeline operators to implement integrity management programs to ensure pipeline safety in "high consequence areas," such as high population areas, areas unusually sensitive to environmental damage, and navigable waterways.
In October 2015, the Governor of California signed the Oil Spill Response: Environmentally and Ecologically Sensitive Areas Bill ("AB-864") which requires new and existing pipelines located near environmentally and ecologically-sensitive areas connected to or located in the coastal zone to use best-available technologies to reduce the amount of oil released in an oil spill in order to protect state waters and wildlife. The California Office of the State Fire Marshal has developed the regulations required by AB-864. The Company submitted recommendations for pipeline segment improvements in December 2021, which were subsequently accepted by the California Office of the State Fire Marshal in 2022. The Company has begun the process of making the recommended modifications. The Company has submitted a filing with the CPUC to implement a surcharge on existing tariffs to recover the costs associated with the AB-864 regulations.
The DOT has generally adopted American Petroleum Institute Standard ("API") 653 as the standard for the maintenance of steel above-ground petroleum storage tanks subject to DOT jurisdiction. API 653 requires regularly-scheduled inspection and repair of tanks remaining in service.
Occupational Safety and Health
We are subject to the requirements of the Occupational Safety and Health Act, as amended ("OSHA") and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that certain information be maintained about hazardous materials used or produced in operations and that such information be provided to employees, state and local government authorities and citizens.
MANAGEMENT
Information about our Executive Officers
The following table sets forth certain information regarding our executive officers and key employees as of March 10, 2023:

Table of Contents	Glossary of Defined Terms

Name	Age	Position(s) Held
David J. Schulte	62	Chairman and Chief Executive Officer
John D. Grier	66	Chief Operating Officer
Robert L Waldron	51	President and Chief Financial Officer
Chris Reitz	56	Executive Vice President, General Counsel and Corporate Secretary
Christopher M. Huffman	42	Chief Accounting Officer
Rick C. Kreul	67	President, Mowood and MoGas Pipeline
All of our current executive officers hold their offices at the discretion of our Board of Directors. There are no family relationships between or among any executive officers. There are no arrangements or understandings with another person pursuant to which any executive officer was selected for office.
Mr. Schulte is a co-founder, Chairman and Chief Executive Officer of CorEnergy. Previously, Mr. Schulte was a co-founder and a Managing Director of Tortoise Capital Advisors L.L.C. where, until 2015, he served on the investment committee. He is recognized in the industry as an expert on master limited partnerships and other financial structures for investing in energy infrastructure. Earlier, Mr. Schulte was a Managing Director at Kansas City Equity Partners (KCEP), a founding sponsor of Tortoise, where he led private financing for two growth MLPs. Before joining KCEP, he spent five years as an investment banker at the predecessor of Oppenheimer & Co., Inc. Mr. Schulte earned a Juris Doctorate from the University of Iowa and a Bachelor of Science in Business Administration from Drake University. He has earned a CFA charter, as well as a certified public accountant (CPA) designation. In 2017, Mr. Schulte was named into the Alerian Hall of Fame for Asset Management. In 2020, Mr. Schulte was named an independent member of the board of directors for Western Midstream Partners, a master limited partnership formed to acquire, own, develop and operate midstream assets.
Mr. Grier is the Chief Operating Officer of CorEnergy. He has been in the energy industry for more than 40 years. Prior to joining CorEnergy, he spent 17 years as the CEO of Crimson Midstream, having pipeline operations in California, Louisiana and offshore in the Gulf of Mexico. Mr. Grier was the President and CEO of Crimson Resource Management, a buyer and operator of oil and gas producing properties for 24 years. He is also CEO of Crimson Renewable Energy, the largest biodiesel manufacturer in California and Oregon. He is also the Founder and Chairman of Crescent Midstream, a midstream transportation company. During each of the Crimson engagements, Mr. Grier was the founder and responsible for growing the entities from startup. Prior to that he worked for Mobil Oil company in various engineering and management positions. Mr. Grier has a Bachelor of Science (with honors) in Chemical Engineering from the University of Oklahoma and a Master of Business Administration from Harvard University.
Mr. Waldron is President and Chief Financial Officer of CorEnergy. He has more than 20 years of experience in the energy, industrial and financial industries. Prior to joining CorEnergy in 2021, he spent six years as Chief Financial Officer at Crimson Midstream before it was acquired by CorEnergy. Before joining Crimson Midstream, Mr. Waldron worked for eight years in energy investment banking at Citi and UBS where he focused primarily on capital markets and M&A in the midstream sector. Mr. Waldron started his career in corporate R&D at Dow Chemical where he focused on design and optimization of Dow’s manufacturing processes. He earned a Bachelor of Science in Chemical Engineering from the University of Utah, a Master of Science in Chemical Engineering from Massachusetts Institute of Technology, and a Master of Business from Northwestern University.

Mr. Reitz is Executive Vice President, General Counsel and Corporate Secretary of CorEnergy. He has more than 25 years of legal experience, including as Assistant General Counsel and Corporate Secretary for Caterpillar, Inc. and Associate General Counsel / Assistant Secretary for Entergy, an electric and gas utility. Earlier in his career, Mr. Reitz served as Vice President and General Counsel for Aquila, Inc., an electric and gas utility and energy trader. He also practiced law with the law firm of Husch Blackwell. Mr. Reitz earned his undergraduate degree in Accounting and Business from the University of Kansas, and his Juris Doctorate from the University of Kansas School of Law.
Mr. Huffman is the Chief Accounting Officer of CorEnergy. He has over 20 years of experience in the accounting and energy industries. Prior to joining the Company, Mr. Huffman served as CAO at Discovery Natural Resources LLC since October 2012. Discovery is focused on the acquisition, development and exploration of oil and gas properties in the Permian Basin. Mr. Huffman began his career holding various positions with PricewaterhouseCoopers LLP, serving listed energy upstream and midstream clients. Mr. Huffman is a CPA and has a Bachelor of Business Administration and a Master of Accountancy from the University of Colorado.
Mr. Kreul is the President of Mowood, LLC and MoGas Pipeline, LLC and oversees the operations of Omega Pipeline Company. He is a mechanical engineer with more than 30 years of energy industry experience. Mr. Kreul’s career includes a previous stint

Table of Contents	Glossary of Defined Terms

as President of Omega Pipeline Company, nearly a decade at Aquila Inc. as a Vice President of Energy Delivery, and a position as Vice President of Inergy, L.P. His expertise includes strategic planning, profit and loss management, operations reengineering, and mergers and acquisitions. Along with his duties at Mowood, Mr. Kreul supports CorEnergy as needed to perform due diligence on potential asset acquisitions. He earned both a Bachelor of Science and a Master of Science in Mechanical Engineering from the University of Arkansas.
Human Capital Management
As of December 31, 2022, we had 156 employees primarily located in three states: California, Colorado, and Missouri. None of our employees are subject to a collective bargaining agreement.

As of December 31, 2022
Full-Time Employees
CorEnergy Infrastructure Trust, Inc.	11
Crimson Midstream Holdings, LLC	124
MoGas Pipeline, LLC	18
Omega Pipeline Company, LLC	3
Total	156
Our employees are an important asset, and we seek to attract and retain top talent by fostering a culture that is guided by our core values of integrity, inclusivity, creativity and high standards of quality and excellence. We also seek to promote workplace and operational safety and focus on the protection of public health and the environment.

Restatement of Previously Issued Consolidated Financial Statements

On March 3, 2023, the Company’s management and the Audit Committee of the Company's Board of Directors (the "Audit Committee") reached a determination that the Company’s consolidated audited financial statements as of and for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) and the Company’s consolidated unaudited financial statements as of and for the periods ended March 31, 2021, June 30, 2021, September 30, 2021, March 31, 2022, June 30, 2022, and September 30, 2022 (collectively, the “Non-Reliance Periods”) included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC for the Non-Reliance Periods, should no longer be relied upon because of material misstatements contained in those consolidated financial statements. The Company’s management and the Audit Committee discussed the matters with Ernst & Young LLP, the Company’s independent registered public accounting firm, and determined to restate its consolidated audited financial statements for the Non-Reliance Periods. The misstatements are described in greater detail in Notes 20 and 21 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, within this Annual Report on Form 10-K.
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
ITEM 1A. RISK FACTORS
There are many risks and uncertainties that can affect our future business, financial performance or price of our securities. Many of these are beyond our control. A description follows of some of the important factors that could have a material negative impact. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Table of Contents	Glossary of Defined Terms

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

With the exception of historical information, certain statements contained or incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to our ability to execute on our business strategy, the pursuit of growth opportunities, anticipated transportation volumes, expected rate increases, planned capital expenditures, planned dividend payment levels, capital resources and liquidity, and our planned acts relating thereto, our ability to remediate the material weakness in our internal control over financial reporting and results of operations and financial condition. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur. You can identify forward-looking statements by use of words such as "will," "may," "should," "could," "believes," "expects," "anticipates," "estimates," "intends," "projects," "goals," "objectives," "targets," "predicts," "plans," "seeks," or similar expressions or other comparable terms or discussions of strategy, plans or intentions in this Annual Report on Form 10-K.

Forward-looking statements necessarily are dependent on assumptions, data or methods that may be incorrect or imprecise. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see "Summary Risk Factors" below and Item 1A - "Risk Factors" in this Annual Report on Form 10-K.
For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of any document incorporated by reference herein. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by law, we do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.
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
Risks Related to Our Investments in Energy Infrastructure
•Our focus on the energy infrastructure sector will subject us to more concentrated risks than if we were broadly diversified.
•We may be unable to identify and complete acquisitions of real property assets, and the relative illiquidity of our real property and energy infrastructure investments also may interfere with our ability to sell our assets when we desire.
•Energy infrastructure companies are and will be subject to extensive regulation, including numerous environmental regulations, pipeline safety and integrity regulations, revenue and tariff regulations by applicable interstate (FERC) and intrastate authorities, and potential future regulations related to greenhouse gases and climate change. Related compliance costs may adversely affect our business, financial condition and results of operations, as well as those of our customers.
•Our operations, and those of our customers, are subject to operational hazards, and could be affected by extreme weather patterns and other natural phenomena. Any resulting business interruptions not adequately covered by insurance could have a material adverse impact on our operations and financial results.
•We depend on certain key customers for a significant portion of our revenues, which also exposes us to related credit risks. The loss of a key customer, or any failure of our credit risk management, could result in a decline in our business.
•Pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, has and may continue to adversely affect local and global economies and our business, operations and financial results.
•The operation of our energy infrastructure assets could be adversely affected if third-party pipelines or other facilities interconnected to our facilities become partially or fully unavailable.

Table of Contents	Glossary of Defined Terms

Risks Related to Our Ownership Interest in Crimson
•We have significant assets which are held as ownership interests in Crimson, whose operations we do not fully control. We have a right to acquire the remaining ownership interests in Crimson that we do not own, subject to CPUC approval. The CPUC denied an application requesting this approval in December 2022, and there can be no assurances that such approval will be obtained on acceptable terms or at all.
•Crimson's insurance coverage may not be sufficient to cover our losses in the event of an accident, natural disaster or other hazardous event.
•Crimson's results could be adversely affected if third-party pipelines, refineries, and other facilities interconnected to its pipelines close, choose alternative interconnections or become unavailable, or if the volumes Crimson transports and stores are reduced due to any significant decrease in crude oil production in areas in which it operates.
•Crimson's assets were constructed over many decades, which may increase future inspection, maintenance or repair costs, or result in downtime that could have a material adverse effect on our business and results of operations.
•Crimson's pipeline loss allowance exposes us to commodity risk.
Risks Related to Our Ownership and Operation of MoGas or Other Assets
•MoGas competes with other pipelines, and may be unable to renew contracts with certain customers on an annual basis following expiration of the current transportation agreements with its customers.
Risks Related to Rising Inflation and Interest Rate Increases
•We may be negatively impacted by rising inflation and recent and future interest rate increases, which could raise our costs, including our financing costs, reduce demand for the use of our energy infrastructure assets and limit our acquisition activities.
Risks Related to Our Indebtedness and Financing Our Business
•We face risks associated with our dependence on external sources of capital and our indebtedness could have important consequences, including impairing our ability to obtain additional financing or pay future distributions and subjecting us to the risk of foreclosure on any mortgaged properties.
•Covenants in our loan documents could limit our flexibility and adversely affect our financial condition, and we face risks related to refinancings. The 5.875% Convertible Notes are scheduled to mature in August 2025 and the Crimson Credit Facility is scheduled to mature in May 2024. We presently do not have funds available to repay these obligations.
•Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the 5.875% Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.

•Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Risks Related to Our Capital Stock
•If our Common Stock is delisted from the NYSE we will be required to offer to repurchase the Convertible Notes at par value.
•In February 2023, we suspended paying dividends on our Series A Preferred Stock, Common Stock, and Class B Common Stock, we cannot assure you of our ability to pay dividends in the future or the amount of any dividends.
•The market price of our Common Stock and the Series A Preferred Stock has been, and is likely to remain, volatile, subject to low trading volume and may decline in value.
•The market price of our Common Stock and the Series A Preferred Stock and the value of our Class B Common Stock may be adversely affected by the future incurrence of debt or issuance of preferred stock by the Company.

Table of Contents	Glossary of Defined Terms

Risks Related to REIT Qualification and Federal Income Tax Laws
•While we take numerous actions to ensure the Company's qualification as a REIT and have obtained related private letter rulings from the IRS, any failure to so qualify would have significant adverse consequences to the Company and to the value of our capital stock. Further, complying with REIT requirements may affect our profitability and force us to forego otherwise attractive investments.
•We generally must distribute at least 90% of our REIT taxable income to our stockholders annually. As a result, we require additional capital to make new investments, and any failure to make required distributions would subject us to federal corporate income tax.
•Our charter includes ownership limit provisions to protect our REIT status, which may impair the ability of holders to convert our 5.875% Convertible Notes to Common Stock and could have the effect of delaying, deferring or preventing a transaction or change of control of our Company.
•If we acquire C corporations in the future, we may inherit material tax liabilities and other tax attributes that could require us to distribute earnings and profits.
Risks Related to Our Corporate Structure and Governance
•We are dependent upon key personnel for our business.
•Our charter and Maryland law may limit the ability of stockholders to control our policies and effect a change of control of our Company.
Risks Related to Terrorism, Armed Conflicts, and Cybersecurity
•Risks associated with security breaches through cyber-attacks or acts of cyber-terrorism, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems, could materially adversely affect our business, operations or financial results.
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
Because our business strategy is specifically focused on owning and operating assets in the energy infrastructure sector, investments in our securities may present more risks than if we were broadly diversified. A downturn in the U.S. energy infrastructure sector would have a larger impact on our assets and performance compared to a REIT that does not concentrate its investments in one economic sector. The energy infrastructure sector can be significantly affected by the supply and demand for crude oil, natural gas, and other energy commodities; the price of these commodities; exploration, production and other capital expenditures; government regulation; world and regional events, politics and economic conditions.
Production declines and volume decreases that may impact our assets could be caused by various factors, including refinery closures, decreased access to capital (or loss of economic incentive) to drill and complete wells, depletion of natural resources, catastrophic events affecting production of (or demand for) energy commodities, labor difficulties, political events, OPEC actions, environmental proceedings, increased regulations, regulatory uncertainty, equipment failures and unexpected maintenance problems, failure to obtain necessary permits, unscheduled outages, unanticipated expenses, inability to successfully carry out new construction or acquisitions, import or export supply and demand disruptions, or increased competition from alternative energy sources.
We may be unable to identify and complete acquisitions of real property assets on favorable terms, or at all.
Our growth depends on our ability to acquire additional real property assets. Our ability to identify and complete acquisitions of real property assets on favorable terms and conditions is subject to the following risks:
•we may be unable to acquire a desired asset because of competition from other investors with significant capital, including both publicly traded and non-traded REITs and institutional investment funds;
•competition from other investors may significantly increase the purchase price of a desired asset or result in less favorable terms;

Table of Contents	Glossary of Defined Terms

•we may not complete the acquisition of a desired real property asset even if we have signed an acquisition agreement, because such agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction; and
•we may be unable to finance acquisitions of real property assets on favorable terms or at all.
Energy infrastructure companies are subject to extensive regulation, which could adversely impact the business and financial performance of our customers and the value of our assets.
Companies in the energy infrastructure sector are subject to significant federal, state and local government regulation in virtually every aspect of their operations, including how facilities are constructed, maintained, weatherized or hardened, and operated, environmental and safety controls, and the prices such companies may charge for the products and services they provide. Various governmental authorities have the power to enforce compliance with these regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. Stricter laws, regulations or enforcement policies could be enacted in the future that would likely increase compliance costs, which could adversely affect the business and financial performance of our customers in the energy infrastructure sector and the value or quality of our assets.
Our operation of assets, such as those at Crimson and MoGas, is subject to extensive environmental and other regulation, which may adversely affect our income and the Cash Available for Distribution to our stockholders.
In addition to the pipeline safety regulations discussed below, the business operations of Crimson and MoGas, as well as assets we may acquire and operate in the future, are subject to extensive federal, regional, state and local environmental laws including, but not limited to, the Clean Air Act (CAA), the Clean Water Act (CWA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Resource Conservation and Recovery Act (RCRA), the Oil Pollution Act (OPA), the Occupational Safety and Health Administration (OSHA) and analogous state and local laws. These laws and their implementing regulations may restrict or impact business activities in many ways, such as requiring the acquisition of permits or other approvals to conduct regulated activities, limiting emissions and discharges of pollutants, restricting the manner of waste disposal, requiring remedial action to remove or mitigate contamination, requiring capital expenditures to comply with pollution control or workplace safety requirements, and imposing substantial liabilities for pollution resulting from business operations. In addition, the regulations implementing these laws are constantly evolving, and the potential impact of recent regulatory actions is impossible to predict.
If an operator, such as Crimson or MoGas, fails to comply with these laws and regulations, it could be subject to a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. The operator may be unable to recover some or all of the resulting costs through insurance or increased revenues, which could have a material adverse effect on its business, results of operations and financial condition. Additionally, to the extent we acquire and operate storage facilities, pipelines, and oil platforms in reliance on the PLR, we will be exposed to risks similar to those described above (and to which Crimson and MoGas are exposed).
Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the Cash Available for Distribution to our stockholders.
We have invested, and expect to continue to invest, in real property assets in the energy infrastructure, which are subject to laws and regulations relating to the protection of the environment and human health and safety. These laws and regulations generally govern the gathering, storage, handling, and transportation of petroleum and other hazardous substances, the emission and discharge of materials into the environment, including wastewater discharges and air emissions, the operation and removal of underground and above ground storage tanks, the generation, use, storage, treatment, transportation and disposal of solid and hazardous materials and wastes, and the remediation of any contamination associated with such disposals. We own assets related to the storage and distribution of oil and gas, natural gas and natural gas liquids, which are subject to inherent hazards and risks such as fires, pipe and other equipment and system failures, uncontrolled flows of oil or gas, environmental risks and hazards such as gas leaks, oil spills, pipeline ruptures and discharges of toxic gases. Environmental laws and regulations may impose joint and several liability on owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Such liability could be substantial. Moreover, if one or more of these hazards occur, there can be no assurance that a response will be adequate to limit or reduce any resulting damage. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings. We also may be required to comply with various local, state and federal fire, health, life-safety and similar regulations.

Table of Contents	Glossary of Defined Terms

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
Regulation of greenhouse gases and climate change could have a negative impact on our and our customers' businesses.
There has been an increasing focus of local, state, national and international regulatory bodies on greenhouse gas ("GHG") emissions and climate change issues. The U.S. Environmental Protection Agency ("EPA") has adopted rules requiring GHG reporting and permitting, and the United States Congress and EPA may consider additional legislation or regulations that could ultimately require new, modified, and reconstructed facilities, and/or existing facilities, to meet emission standards by installing control technologies, adopting work practices, or otherwise reducing GHG emissions. If we or our customers are unable to recover or pass through a significant level of compliance costs related to any such future climate change and GHG regulatory requirements, it could have a material adverse impact on our or our customers' business, financial condition and results of operations. Further, to the extent financial markets view climate change and GHG emissions as a financial risk, it could negatively impact our cost of, or access to, capital. Climate change and GHG regulation could also reduce the demand for hydrocarbons and, ultimately, demand for utilization of our energy infrastructure assets related to the production and distribution of hydrocarbons.
Pipeline safety integrity programs and repairs may impose significant costs and liabilities on Crimson and MoGas or other operating assets we may acquire.
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
Both Crimson and MoGas are required to maintain pipeline integrity testing programs that are intended to assess pipeline integrity. Any repair, remediation, preventative or mitigating actions could require significant capital and operating expenditures. The regulations implementing these laws are constantly evolving. Compliance with new or more stringent laws or regulations, or stricter enforcement or interpretation of existing laws, could significantly increase compliance costs. Should Crimson or MoGas fail to comply with the Federal Office of Pipeline Safety's rules and related regulations and orders, we could be subject to significant penalties and fines, which could have a material adverse effect on our business, results of operations and financial condition. PHMSA also may apply to other systems at facilities that we, in reliance on the PLR, may acquire and operate in the future.
Our operations, as well as those of our customers, are subject to operational hazards and unforeseen interruptions. If a significant accident or event occurs that results in a business interruption or shutdown for which we are not adequately insured, such operations and our financial results could be materially adversely affected.
Our assets are subject to many hazards inherent in the transmission of energy products and the provision of related services, including:
•aging infrastructure, mechanical or other performance problems;
•damage to pipelines, facilities and related equipment caused by tornadoes, hurricanes, floods, fires, extreme weather events, and other natural disasters, explosions and acts of terrorism;
•inadvertent damage from third parties, including from construction, farm and utility equipment;
•leaks of natural gas and other hydrocarbons or losses of natural gas as a result of the malfunction of equipment or facilities or operator error; and

Table of Contents	Glossary of Defined Terms

•environmental hazards, such as natural gas leaks, product and waste spills, pipeline and tank ruptures, and unauthorized discharges of products, wastes and other pollutants into the surface and subsurface environment, resulting in environmental pollution.
These risks could result in substantial losses due to personal injury and/or loss of life, severe damage or destruction of property and equipment, and pollution or other environmental damage, any of which may result in curtailment or suspension of our related operations or services. A natural disaster or other hazard affecting the areas in which we operate could have a material adverse effect on our operations and the financial results of our business.
We depend on certain key customers for a significant portion of our revenues. The loss of any such key customer, or a reduction in their transported volumes, could result in a decline in our business.
We depend on certain key customers for a significant portion of our revenues, particularly operating revenues from Crimson and MoGas, related to fees for the transportation of crude oil and natural gas through their respective pipeline systems. The loss of all or even a portion of their volumes or contracts, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts, decisions of refineries to close or alter their crude oil sources or delivery routes, could have a material adverse effect on the business, financial condition and results of our operations.
Pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, have, and may continue to adversely affect local and global economies and our business, operations or financial results.
Disruptions caused by pandemics, epidemics or disease outbreaks, in locations in which we operate or globally, could materially adversely affect our business, operations, financial results and forward-looking expectations. The COVID-19 pandemic had caused significant disruption across local, national and global economies and financial markets. As a result, there was a decline in the demand for, and thus also the market prices of, oil and natural gas (and other products of our customers), which adversely impacted our properties, temporarily worsened our estimated future cash flows related to such properties and resulted in substantial impairment charges in 2020 with respect to the affected assets. Although the market for oil and natural gas has improved in recent years, the effects of the COVID-19 pandemic have contributed to a current recessionary environment, rising inflation, higher interest rates and increased volatility in financial markets. The duration and extent of these negative economic effects are impossible to predict and could adversely affect our business, operations and financial results in the future. Additionally, a resurgence of the COVID-19 pandemic, or any other pandemic, epidemic or disease outbreak, may have similar adverse economic effects and could adversely impact our financial results.
We are exposed to the credit risk of our customers and our credit risk management may not be adequate to protect against such risk.
We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers. Our credit procedures and policies may not be adequate to fully eliminate such credit risk. If we fail to adequately assess the creditworthiness of any customers, unanticipated deterioration in their creditworthiness and any resulting increase in nonpayment and/or nonperformance by them and inability to re-market the resulting capacity, or re-lease the underlying assets, could have a material adverse effect on our business, financial condition and results of operations. We may not be able to effectively re-market such capacity, or re-lease such assets, during and after bankruptcy or insolvency proceedings involving a customer.
Our assets and operations, as well as those of our customers, can be affected by extreme weather patterns and other natural phenomena.
Our assets and operations, as well as those of our customers and other investees, can be adversely affected by floods, hurricanes, earthquakes, landslides, tornadoes, fires and other natural phenomena and weather conditions, including extreme or unseasonable temperatures, making it more difficult for us to realize the historic rates of return associated with our assets and operations. These events also could result in significant volatility in the supply of energy and power, which might create fluctuations in commodity prices and earnings of companies in the energy infrastructure sector. A significant disruption in our operations or those of our customers, or a significant liability for which we or affected customers are not fully insured, could have a material adverse effect on our business, results of operations, and financial condition. Moreover, extreme weather events could adversely impact the valuation of our energy infrastructure assets.
The operation of our energy infrastructure assets could be adversely affected if third-party pipelines or other facilities interconnected to our facilities become partially or fully unavailable.
Our facilities connect to other pipelines or facilities owned by third parties. We depend upon third-party pipelines and other facilities that provide delivery options to and from such facilities. For example, MoGas' pipeline interconnects, directly or indirectly, with most major interstate pipelines in the eastern portion of the U.S. and a significant number of intrastate pipelines. Because we do not own these third-party facilities, their continuing operation is not within our control. Accordingly, these

Table of Contents	Glossary of Defined Terms

pipelines and other facilities may become unavailable, or available only at a reduced capacity, due to factors such as repairs, damage, lack of capacity, governmental permitting issues or many other reasons outside of our control. If these pipeline connections were to become unavailable to us for current or future volumes of products, our ability, to operate efficiently and continue shipping products to end markets could be restricted, thereby reducing revenues. Likewise, if any of these third-party pipelines or facilities becomes unable to transport any products distributed or transported through our facilities, our business, results of operations and financial condition could be adversely affected, which could adversely affect our ability to make cash distributions to our stockholders.
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
We have significant assets which are held as ownership interests in Crimson that include crude oil pipelines. As a result, our ability to make distributions to our stockholders will depend to a significant extent on the performance of this entity and its ability to distribute funds to us.
We own 49.50% of the voting membership interests in Crimson. John D. Grier and certain affiliated trusts of Mr. Grier (collectively with Mr. Grier, the "Grier Members") also hold interests in Crimson. Our ability to influence decisions with respect to the operation of Crimson is subject to the terms of its Third Amended and Restated Operating Agreement, which requires supermajority board approval of distributions to us and the Grier Members, and gives Mr. Grier effective control over operating decisions relating to the majority of Crimson's assets. We have the right to acquire the remaining 50.50% of the voting membership interests in Crimson, subject to CPUC approval. As previously announced, in December 2022, the CPUC published its decision denying the application of Mr. Grier for authority to sell and transfer these remaining interests to us. We are evaluating the options for ultimately obtaining this approval; however, there can be no assurances that such approval will be obtained on acceptable terms or at all.
Crimson's insurance coverage may not be sufficient to cover our losses in the event of an accident, natural disaster or other hazardous event.
Crimson's operations are subject to many hazards inherent to our industry. Such assets may experience physical damage as a result of an accident or natural disaster. These hazards may also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. We maintain a comprehensive insurance program for us, our subsidiaries and certain of our affiliates to mitigate the financial impacts arising from these hazards. This program includes insurance coverage in types and amounts and with terms and conditions that are generally consistent with coverage customary for our industry; however, insurance does not cover all events in all circumstances.
In the unlikely event that multiple insurable incidents occur within the same insurance period that, in the aggregate, exceed coverage limits, the total insurance coverage will be allocated among our entities on an equitable basis based on an insurance allocation agreement among us and our subsidiaries. Additionally, even with insurance, if any natural disaster or other hazardous event leads to a catastrophic interruption in operations, we may not be able to restore operations without significant interruption.
If third-party pipelines, refineries, and other facilities interconnected to Crimson's pipelines, become unavailable to transport, produce, or store crude oil, Crimson's revenue and available cash could be adversely affected.
Crimson depends upon third-party pipelines, refineries, and other facilities that provide delivery options to and from its pipelines and terminal facilities. Their continuing operation is not within Crimson's control. For example, wildfires in California may require exploration and production facilities and refineries to shut down. These shutdowns could cause a reduction of future volumes of crude oil, damage to the facility, lack of capacity, shut-in by regulators or any other reason, leaks, or require shut-in due to regulatory action or changes in law, all of which could negatively impact Crimson's ability to operate efficiently thereby reducing revenue. Disruptions at refineries that use Crimson's pipelines, such as from strikes or other disruptions can also have an adverse impact on the volume of products Crimson ships. Any temporary or permanent interruption at any key pipeline or terminal interconnect, any termination of any material connection agreement, or adverse change in the terms and conditions of service, could have a material adverse effect on Crimson's business, results of operations, financial condition or cash flows, including Crimson's ability to make cash distributions to us that help fund distributions to our stockholders.

Table of Contents	Glossary of Defined Terms

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
In general terms, the prices of crude oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Such factors include worldwide economic conditions (such as the ongoing COVID-19 pandemic and its effects); weather conditions and seasonal trends; the levels of domestic production and consumer demand; the availability of imported crude oil; the availability of transportation systems with adequate capacity; actions by the Organization of the Petroleum Exporting Countries and other oil producing nations; the effect of energy conservation measures; the strength of the U.S. dollar; the nature and extent of governmental regulation and taxation; and the anticipated future prices of crude oil and other commodities.
While we saw an increase in both the demand for and price of crude oil in 2021 and 2022, continuing into 2023, there remains continued volatility. Such volatility has had and may continue to have a negative impact on exploration, development and production activity, particularly in the continental United States. If lower prices return and are sustained, it could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in our areas of operation could lead to reduced utilization of Crimson's pipelines. Any such reduction in demand or less attractive terms could have a material adverse effect on our results of operations, financial position and ability to make or increase cash distributions to our stockholders.
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
Crimson does not own all of the land on which its assets are located, and is, therefore, subject to the possibility of unfavorable terms and increased costs to retain necessary land use if Crimson does not have valid leases or rights-of-way, or if such leases or rights-of-way lapse or terminate. Crimson obtains the rights to construct and operate its assets on land owned by third parties, and some of these agreements may grant Crimson such rights for only a specific period of time. Crimson's loss of these or similar rights, through the inability to renew leases, right-of-way contracts or otherwise, or inability to obtain easements at reasonable costs could have a material adverse effect on Crimson's business, results of operations, financial condition and cash flows, including Crimson's ability to make cash distributions to us that help fund distributions to our stockholders.
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
As a regulated entity, Crimson's tariffs are set by the CPUC on a prospective basis and are generally designed to allow Crimson to collect sufficient revenues to recover reasonable costs of providing service, including a return on its capital investments. Crimson's financial results could be materially affected if the CPUC does not authorize sufficient revenues for Crimson to safely and reliably serve its customers and earn its authorized return of equity. The outcome of Crimson's ratemaking proceedings may

Table of Contents	Glossary of Defined Terms

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
Mr. Grier and the Grier Members hold certain limited liability company interests in Crimson, which were received in connection with the Crimson Transaction and relate to their prior equity interests in certain pre-transaction properties of Crimson. Prior to any later exchange of these limited liability company interests for common or preferred stock of the Company, the Grier Members will have tax consequences that differ from those of the Company and the Company's public stockholders upon the sale of, or certain changes to the debt encumbering, any of these properties. Accordingly, the Company, on the one hand, and the Grier Members, on the other hand, may have different objectives regarding the terms of any such future transactions related to such properties. Under the terms of Crimson's Third Amended and Restated Operating Agreement, the approval of any action, or of a failure to take any action, that could impact the Company's ability to continue to qualify as a REIT, requires the approval of a supermajority of the members of Crimson's Board of Managers (consisting of the Crimson Managers, John D. Grier and Robert L Waldron, and the CORR Managers, David J. Schulte and Todd Banks).
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

Table of Contents	Glossary of Defined Terms

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
Should FERC find that MoGas has failed to comply with any applicable FERC-administered statutes, rules, regulations, and orders, or with the terms of MoGas' tariffs on file with FERC, MoGas could be subject to substantial penalties and fines. Under the Energy Policy Act of 2005 ("EPAct 2005"), FERC has civil penalty authority under the NGA and Natural Gas Policy Act of 1978 ("NGPA") to impose penalties for violations of up to approximately $1.5 million per day for each violation, to revoke existing certificate authority and to order disgorgement of profits associated with any violation.
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
Once the term of MoGas' current firm transportation pricing arrangements with its customers, Spire and Ameren, expire, revenues for MoGas' business with such other customers will once again be generated under transportation agreements which renew automatically on a year-to-year basis, but will be subject to cancellation by the customer or MoGas with 365 days' notice. When that occurs, if MoGas is unable to succeed in replacing any agreements canceled by its customers or itself that account for a significant portion of its revenues, or in renegotiating such agreements on terms substantially as favorable as the existing agreements, MoGas could suffer a material reduction in its revenues, financial results and cash flows. The maintenance or replacement of agreements with MoGas' customers at rates sufficient to maintain current or projected revenues and cash flows ultimately depends on a number of factors beyond its control, including competition from other pipelines, the proximity of supplies to the markets, and the price of, and demand for, natural gas. In addition, changes in state regulation of local distribution companies may cause them to exercise their cancellation rights in order to turn back their capacity when the agreements expire.
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

Table of Contents	Glossary of Defined Terms

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
Risks Related to Rising Inflation and Interest Rate Increases
We may be negatively impacted by rising inflation and interest rate increases, which will likely increase our costs for labor, material and services, and increase our interest expense on current and future indebtedness.

Inflation has risen substantially in recent years. Increases in inflation, as well as any resulting governmental policies, may have an adverse effect on us. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies. Continuing increases in inflation could impact interest rates and the commodity markets generally, the overall demand for the use of our energy infrastructure assets, and our costs for labor, material and services, all of which could have an adverse impact on our business, financial position, results of operations and cash flows.
Interest rates have also increased significantly in recent years. The U.S. Federal Reserve raised the benchmark interest rate multiple times during 2022, and there can be no assurances that the rate will not further increase in the future. Rising interest rates will cause us to pay higher interest rates upon financing or refinancing, resulting in higher interest expense related to our existing variable rate indebtedness, and new borrowings we undertake to finance investments and acquisitions. Such cost increases could limit our investment and acquisition activities, and would have an adverse impact on our financial performance and ability to service debt and make distributions.
Risks Related to Our Indebtedness and Financing Our Business
Our indebtedness could have important consequences, including impairing our ability to obtain additional financing or pay future distributions, as well as subjecting us to the risk of foreclosure on any mortgaged properties in the event of non-payment of the related debt.
As of December 31, 2022, we had outstanding consolidated indebtedness of approximately $219.1 million. Our leverage could have important consequences. For example, it could:
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
If we were to violate one or more financial covenants under our debt agreements, the lenders could declare us in default and could accelerate the amounts due under a portion or all of our outstanding debt. Further, a default under one debt agreement could trigger cross-default provisions within certain of our other debt agreements. For instance, the Indenture for the 5.875% Convertible Notes provides that such indebtedness will become due and payable if we default under other indebtedness in excess of $25.0 million.

The 5.875% Convertible Notes are scheduled to mature in August 2025 and the Crimson Credit Facility is scheduled to mature in May 2024. We presently do not have the funds available to repay these obligations. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the 5.875% Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital

Table of Contents	Glossary of Defined Terms

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
We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the Indentures governing the 5.875% Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the 5.875% Convertible Notes or on our bank debt upon maturity. Our existing credit facilities restrict our ability to incur additional indebtedness, including secured indebtedness, but we may be able to obtain waivers of such restrictions or may not be subject to such restrictions under the terms of any subsequent indebtedness.
We face risks associated with our dependence on external sources of capital.
In order to qualify as a REIT, we are required to distribute to our stockholders at least 90% of our REIT taxable income each year, and we will be subject to tax on our income to the extent it is not distributed. Because of this distribution requirement, we may not be able to fund all future capital needs from cash retained from operations. As a result, to fund capital needs, we must rely on third-party sources of capital, which we may not be able to obtain on favorable terms, if at all. Our access to third-party sources of capital depends upon a number of factors, including (i) general market conditions; (ii) the market's perception of our growth potential; (iii) our current and potential future earnings and cash distributions; and (iv) the market price of our Common Stock or value of our other capital stock. As noted above, the current recessionary economic environment, increased inflation and rising interest rates may increase the costs of, and limit our ability to obtain, capital. Additional debt financing may substantially increase our debt-to-total capitalization ratio. Additional equity issuances may dilute the holdings of our current stockholders.
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
Our debt may have significant outstanding principal balances on their maturity dates, commonly known as "balloon payments." There can be no assurance that we will be able to refinance the debt on favorable terms or at all. To the extent we cannot refinance this debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to service debt and make distributions.

Table of Contents	Glossary of Defined Terms

Risks Related to Our 5.875% Convertible Notes
The 5.875% Convertible Notes are solely the obligations of the Company and are not guaranteed by any of our subsidiaries, and the 5.875% Convertible Notes are structurally subordinated to all liabilities of our existing or future subsidiaries.
The 5.875% Convertible Notes are exclusively our obligations and are not guaranteed by any of our operating subsidiaries. Substantially all of our consolidated assets are held by our subsidiaries. Accordingly, our ability to service our debt, including the 5.875% Convertible Notes, depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on our obligations, including the 5.875% Convertible Notes. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make payments on the 5.875% Convertible Notes or to make any funds available for that purpose. In addition, holders of the 5.875% Convertible Notes do not and will not have any claim as a creditor against any of our present or future subsidiaries. Indebtedness and other liabilities, including trade payables, whether secured or unsecured, of our subsidiaries are structurally senior to our obligations to holders of the 5.875% Convertible Notes. In the event of a bankruptcy, liquidation, reorganization or other winding up of any of our subsidiaries, such subsidiary will pay the holders of its debts, holders of any equity interests, (including fund investors), and its trade creditors before it will be able to distribute any assets to us (except to the extent we have a claim as a creditor of such subsidiary). Any right that we have to receive any assets of a subsidiary upon its bankruptcy, liquidation, reorganization or other winding up, and the consequent rights of holders of 5.875% Convertible Notes to realize proceeds from the sale of such subsidiary's assets, will be effectively structurally subordinated to the claims of the subsidiary's creditors, including trade creditors and holders of any preferred equity interests of such subsidiary.
We may not have the ability to raise the funds necessary to repurchase the 5.875% Convertible Notes upon a fundamental change.
As set forth in the Indentures, upon the occurrence of a fundamental change, holders of the 5.875% Convertible Notes have the right, at their option, to require us to repurchase for cash all of their 5.875% Convertible Notes, or any portion of the principal thereof that is equal to $1,000, or a multiple of $1,000, at a fundamental change repurchase price equal to 100% of the principal amount of the 5.875% Convertible Notes to be repurchased, plus any accrued and unpaid interest, thereon to (but excluding) the fundamental change repurchase date. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 5.875% Convertible Notes surrendered therefor. Our failure to repurchase the 5.875% Convertible Notes at a time when the repurchase is required by the Indentures would constitute a default under the Indentures. A default under the Indentures or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 5.875% Convertible Notes or make cash payments upon conversions thereof. Our ability to repurchase the 5.875% Convertible Notes may also be limited by law or by regulatory authority. In addition, the fundamental change provisions of the Indenture do not afford protection to holders of 5.875% Convertible Notes in the event of other transactions that could adversely affect the 5.875% Convertible Notes, such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us, which transaction may not constitute a fundamental change requiring us to repurchase the 5.875% Convertible Notes.
The 5.875% Convertible Notes are not protected by restrictive covenants, and holders of the 5.875% Convertible Notes are not entitled to any rights with respect to our Common Stock.
The Indentures governing the 5.875% Convertible Notes do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. The Indentures contain no covenants or other provisions to afford protection to holders of the 5.875% Convertible Notes in the event of a fundamental change or other corporate transaction involving us except in limited circumstances as set forth in the Indentures. In addition, holders of the 5.875% Convertible Notes are not entitled to any rights with respect to our Common Stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our Common Stock) prior to the conversion date with respect to any 5.875% Convertible Notes surrendered for conversion, but such holders are subject to all changes affecting our Common Stock.
Our indebtedness and provisions of the 5.875% Convertible Notes could discourage an acquisition of us by a third party.
Our indebtedness and certain provisions of the Indentures and the 5.875% Convertible Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change under the Indentures, holders of the 5.875% Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their 5.875% Convertible Notes. We may also be required to increase the conversion rate upon conversion or provide for conversion into the acquirer's common stock in the event of certain fundamental changes. In addition, the Indentures and the

Table of Contents	Glossary of Defined Terms

5.875% Convertible Notes prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 5.875% Convertible Notes and the Indentures.
Risks Related to Our Capital Stock
Our Common Stock currently trades on the NYSE. In order to maintain our NYSE listing (i) our Common Stock price per share cannot average less than $1 over 30 consecutive trading days and (ii) the NYSE quoted combined market value of all of our outstanding Common Stock, assuming the conversion of Class B Common Stock into Common Stock, cannot average less than $15M over 30 consecutive trading days. Accordingly, there can be no assurance that we will continue to meet the NYSE listing standards. If we do not meet the NYSE listing standards, the NYSE may delist our Common Stock from trading on the NYSE.

The Indenture provides that if our Common Stock is not listed for trading on the NYSE, The Nasdaq Global Select Market or The Nasdaq Global Market, a “fundamental change” has occurred. Upon the occurrence of a fundamental change, we will be required within 20 days to make an offer to repurchase the Convertible Notes at par value and we must complete the purchase of any Convertible Notes tendered within 45 days of making the offer. Failure to make or complete the Convertible Note repurchase offer is a default under the Indenture. A default under the Indenture also constitutes a default under the Crimson Credit Facility. Upon a default under the Indenture and the Crimson Credit Facility, the lenders may immediately declare all amounts due. We would not have the ability to repay the lenders and they would be entitled to exercise their creditor remedies.
We have suspended paying dividends on our Series A Preferred Stock, Common Stock, and Class B Common Stock, and we cannot assure you of our ability to pay dividends in the future or the amount of any dividends.

Our Board of Directors has determined to suspend paying a dividend on our Series A Preferred Stock, Common Stock, and Class B Common Stock in February 2023 because of a combination of declining volumes and increased costs in our California systems and near-term debt maturities. Our Board of Directors currently expects to continue to review and evaluate future dividend payments on a quarterly basis, but we cannot provide you with any assurances that we will resume paying dividends on our Series A Preferred Stock, Common Stock, and Class B Common Stock. Our Board of Directors determines the amount and timing of any distributions. In making this determination, our Board of Directors considers a variety of relevant factors, including, without limitation, REIT minimum distribution requirements, the amount of Cash Available for Distribution, restrictions under Maryland law, capital expenditures and reserve requirements and general operational requirements. We cannot assure you that we will be able to make distributions in the future. Any of the foregoing could adversely affect the market price of our publicly traded securities. The Series A Preferred Stock will accrue dividends during any period in which dividends are not paid, and any such accrued dividends must be paid prior to the Company resuming dividend payments on its Common Stock or Class B Common Stock. In addition, if dividends on the Series A Preferred Stock are in arrears for six or more quarterly periods, holders of Series A Preferred Stock, voting as a single class, would be entitled to elect a total of two additional directors to our Board of Directors, which could have an adverse impact on our governance and on the interests of our stakeholders other than the holders of Series A Preferred Stock if these additional directors focus primarily on pursuing strategies to benefit holders of the Series A Preferred Stock.
The market price of our Common Stock and the Series A Preferred Stock and the value of our Class B Common Stock has been, and is likely to remain, volatile, subject to low trading volume and may decline in value.
The market price of our Common Stock and the Series A Preferred Stock has been and may continue to be volatile. The stock market has recently experienced extreme price fluctuations that have affected the market price of stock of many companies, including companies in industries similar to or related to ours. These broad market fluctuations could reduce the market price of our Common Stock and the Series A Preferred Stock. Furthermore, the market price of our Common Stock and the Series A Preferred Stock may be negatively affected by our future operating results, prospects, business developments and announcements, such as our recent announcement that we are suspending dividends on our Common Stock and the Series A Preferred Stock. Our Common Stock and the Series A Preferred Stock have, and may continue to be, subject to low trading volumes, which could negatively affect the market price of these securities. In addition, our depositary shares, each of which represents 1/100th of a share of our Series A Preferred Stock, are listed on the NYSE; however, we can provide no assurance that an active trading market on the NYSE for the depositary shares may be maintained. As a result, the ability to transfer or sell the depositary shares and any trading price of the depositary shares could be adversely affected.
The market price of our Common Stock and the depositary shares representing interests in our Series A Preferred Stock may be adversely affected by the future incurrence of debt or issuance of preferred stock by the Company.
In the future, we may increase our capital resources by making offerings of debt securities and preferred stock of the Company and other borrowings by the Company. These offerings could be dilutive to the interests of holders of our Common Stock, Class B Common Stock or depositary shares representing interests in our Series A Preferred Stock. The debt securities, preferred stock (if senior to our Series A Preferred Stock) and borrowings of the Company are senior in right of payment to our Common Stock, Class B Common Stock and the Series A Preferred Stock, and all payments (including dividends, principal and interest) and

Table of Contents	Glossary of Defined Terms

liquidating distributions on such securities and borrowings could limit our ability to pay dividends or make other distributions to the holders of our Common Stock, Class B Common Stock or depositary shares representing interests in our Series A Preferred Stock. The conversion of the 5.875% Convertible Notes would also dilute the interests of holders of our Common Stock, Class B Common Stock or depositary shares representing interests in our Series A Preferred Stock.
Because our decision to issue securities and make borrowings in the future will depend on market conditions and other factors, some of which may be beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or borrowings. Thus, holders of our Common Stock and depositary shares representing interests in Series A Preferred Stock bear the risk of our future offerings or borrowings reducing the market price of our Common Stock or depositary shares representing interests in our Series A Preferred Stock.
A holder of depositary shares representing interests in the Series A Preferred Stock has extremely limited voting rights.
The voting rights of a holder of depositary shares are limited. Our Common Stock and Class B Common Stock are the only classes of our securities that carry full voting rights. Voting rights for holders of depositary shares exist primarily with respect to (i) the ability to elect (together with the holders of other series of preferred stock on parity with the Series A Preferred Stock, if any) two additional directors to our Board of Directors in the event that six quarterly dividends (whether or not declared or consecutive) payable on the Series A Preferred Stock are in arrears, (ii) voting on amendments to our Charter, including the articles supplementary creating our Series A Preferred Stock (in some cases voting together with the holders of Parity Preferred Stock as a single class) that materially and adversely affect the rights of the holders of depositary shares representing interests in the Series A Preferred Stock and (iii) the creation of additional classes or series of our stock that are senior to the Series A Preferred Stock with respect to the payment of dividends or distributions of assets upon our liquidation, in each case, provided that in any event adequate provision for redemption has not been made. Other than certain limited circumstances, holders of depositary shares do not have any voting rights.
The Change of Control conversion feature of Series A Preferred Stock may not adequately compensate the holders, and the Change of Control conversion and redemption features of the shares of Series A Preferred Stock underlying the depositary shares may make it more difficult for a party to take over the Company or discourage a party from taking over the Company.
Upon the occurrence of a Change of Control (as defined in the Articles Supplementary for Series A Preferred Stock), holders of the depositary shares representing interests in our Series A Preferred Stock will have the right (unless, prior to the Change of Control Conversion Date (as defined in the Articles Supplementary for Series A Preferred Stock), we have provided notice of our election to redeem the depositary shares either pursuant to our optional redemption right or our special optional redemption right) to convert some or all of their depositary shares into shares of our Common Stock (or equivalent value of Alternative Conversion Consideration). These features of the Series A Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for the Company or of delaying, deferring or preventing a Change of Control of the Company under circumstances that otherwise could provide the holders of our Common Stock, Class B Common Stock, and Series A Preferred Stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.
The market price of our Common Stock and the Series A Preferred Stock and value of our Class B Common Stock could be substantially affected by various factors.
The market price of our Common Stock and the depositary shares representing interests in our Series A Preferred Stock and the value of our Class B Common Stock will depend on many factors, which may change from time to time, including:
•Prevailing interest rates, increases in which may have an adverse effect on the market price of the depositary shares representing interests in our Series A Preferred Stock;
•The market for similar securities issued by other REITs;
•General economic and financial market conditions;
•The financial condition, performance and prospects of us and our competitors;
•Suspensions or changes in dividend payments on our Common Stock, Class B Common Stock or the depositary shares representing interests in our Series A Preferred Stock;
•Any rating assigned by a rating agency to the depositary shares; and
•Actual or anticipated variations in our quarterly operating results and those of our competitors.

Table of Contents	Glossary of Defined Terms

In addition, over the last several years, prices of equity securities in the U.S. trading markets have been experiencing extreme price fluctuations. As a result of these and other factors, investors holding our Common Stock, Class B Common Stock and depositary shares may experience a decrease, which could be substantial and rapid, in the market price or value of such securities, including decreases unrelated to our financial condition, performance or prospects. Likewise, in the event that the depositary shares become convertible and are converted into shares of our Common Stock, holders of our Common Stock issued upon such conversion may experience a similar decrease, which also could be substantial and rapid, in the market price of our Common Stock.
Risks Related to REIT Qualification and Federal Income Tax Laws
We have elected to be taxed as a REIT for fiscal 2013 and subsequent years, but the IRS may challenge our qualification as a REIT.
We have elected to be a REIT for federal income tax purposes. In order to qualify as a REIT, a substantial percentage of our income must be derived from, and our assets must consist of, real estate assets and, in certain cases, other investment property. We have acquired and managed investments which satisfy the REIT tests. Whether a particular investment is considered a real estate asset for such purposes depends upon the facts and circumstances of the investment. Due to the factual nature of the determination, the IRS may challenge whether any particular investment will qualify as a real estate asset or realize income which satisfies the REIT income tests. In determining whether an investment is a real property asset, we will look at the Code and the IRS's interpretation of the Code in regulations, published rulings, private letter rulings and other guidance. In the case of a private letter ruling issued to another taxpayer, we would not be able to bind the IRS to the holding of such ruling. We have received private letter rulings from the IRS with respect to certain issues relevant to our qualification as a REIT. In general, the rulings provide, subject to the terms and conditions contained therein, that we may treat certain of our assets as qualifying REIT assets and certain income that we receive as rents from interests in real property. Although we may generally rely upon the rulings, no assurance can be given that the IRS will not challenge our qualification as a REIT on the basis of other issues or facts outside the scope of the rulings. If the IRS successfully challenges our qualification as a REIT, we may not be able to achieve our objectives and the value of our stock may decline. As a REIT, our distributions from earnings and profits will be treated as ordinary income, and generally will not qualify as qualified dividend income ("QDI").
Fluctuations in the fair market value of the assets that we own and that are owned by our taxable REIT subsidiaries may adversely affect our continued qualification as a REIT.
We have to satisfy the REIT asset tests at the end of each quarter. Although fluctuations in the fair market value of our assets should not adversely affect our qualification as a REIT, we must satisfy the asset tests immediately after effecting the REIT acquisition of any asset. Thus, we may be limited in our ability to purchase certain assets depending upon the potential fluctuations in the fair market value of our direct and indirect assets. Because fair market value determinations are factual, risks exist as to the fair market determination.
Failure to qualify as a REIT would have significant adverse consequences to us and the value of our capital stock.
Beginning with our fiscal year ended December 31, 2013, we believe our income and investments have allowed us to meet the income and asset tests necessary for us to qualify for REIT status and we have elected to be taxed as a REIT for fiscal years 2013 through 2022. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code as to which there may only be limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification. Accordingly, we cannot assure our stockholders that we will be organized or will operate to qualify as a REIT for future fiscal years. If, with respect to any taxable year, we fail to qualify as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. After our initial election and qualification as a REIT, if we later failed to so qualify and we were not entitled to relief under the relevant statutory provisions, we would also be disqualified from treatment as a REIT for four subsequent taxable years. If we fail to qualify as a REIT, corporate-level income tax would apply to our taxable income at regular corporate rates. As a result, the amount available for distribution to holders of equity securities could be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it could adversely affect the value of our capital stock.
As a REIT, failure to make required distributions would subject us to federal corporate income tax.
In order to remain qualified for taxation as a REIT, we also are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Beginning with our fiscal year ended December 31, 2013, we believe we

Table of Contents	Glossary of Defined Terms

have satisfied these requirements. Our bank covenants limit the amount of cash that may be distributed to our stockholders. If our Cash Available for Distribution is insufficient, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
To the extent that we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal and state corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax on our undistributed taxable income to the extent the actual amount that we distribute to our stockholders for a calendar year is less than the minimum distribution amount specified under the Code.
Ownership limitation provisions in our charter may delay or prevent certain transactions in our shares, and could have the effect of delaying, deferring or preventing a transaction or change of control of our Company.
To maintain our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter includes provisions designed to ensure that not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals (as defined in the Internal Revenue Code to include certain entities such as private foundations) at any time during the last half of any taxable year. Subject to the exceptions described below, our charter generally prohibits any person (as defined under the Internal Revenue Code to include certain entities) from actually owning or being deemed to own by virtue of the applicable constructive ownership provisions of the Internal Revenue Code, (i) more than 9.8% (in value or in number of shares, whichever is more restrictive) of the issued and outstanding shares of our Common Stock or (ii) more than 9.8% in value of the aggregate of the outstanding shares of all classes and series of our stock, in each case, excluding any shares of our stock not treated as outstanding for federal income tax purposes. We refer to these restrictions as the "ownership limitation provisions." Our charter further prohibits any person from beneficially or constructively owning shares of our Common Stock that would result in us being "closely held" under Section 856(h) of the Code or otherwise failing to qualify as a REIT. Our charter also provides that any transfer of shares of our Common Stock which would, if effective, result in our Common Stock being beneficially owned by fewer than 100 persons (as determined pursuant to the Internal Revenue Code) shall be void ab initio and the intended transferee shall acquire no rights in such shares. These ownership limitation provisions may prevent or delay individual transactions in our stock that would trigger such provisions, and also could have the effect of delaying, deferring or preventing a change in control and, as a result, could adversely affect our stockholders' ability to realize a premium for their shares of capital stock. However, our Board of Directors may waive the ownership limitation provisions with respect to a particular stockholder and establish different ownership limitation provisions for such stockholder. In granting such waiver, our Board of Directors may also require the stockholder receiving such waiver to make certain representations, warranties and covenants related to our ability to qualify as a REIT.
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
As a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our REIT taxable income in order to deduct distributions to our stockholders. As a result, we will continue to need additional capital to make new investments. If additional funds are unavailable or not available on favorable terms, our ability to make new investments will be impaired.
As a REIT, we are required to distribute at least 90% of our REIT taxable income in order to deduct distributions to our stockholders, and as such we expect to continue to require additional capital to make new investments or carry existing investments. We may acquire additional capital from the issuance of securities senior to our Common Stock or Class B Common Stock, including additional borrowings or other indebtedness or the issuance of additional securities. We may also acquire additional capital through the issuance of additional equity. However, we may not be able to raise additional capital in the future on favorable terms or at all. Unfavorable economic conditions, such as rising interest rates and the current recessionary economic environment, could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to

Table of Contents	Glossary of Defined Terms

extend credit to us. We may issue debt securities, other instruments of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities." As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including increased risk of loss. If we issue preferred securities which will rank "senior" to our Common Stock or Class B Common Stock in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges more favorable than those of our Common Stock or Class B Common Stock, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for security holders or otherwise be in our best interest.
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
Risks Related to Our Corporate Structure and Governance
We will be dependent upon key personnel of CorEnergy and Crimson for our future success.
We will be dependent on the diligence, expertise and business relationships of the management of CorEnergy and Crimson to implement our strategy of acquiring real property assets. The departure of one or more key personnel of CorEnergy or Crimson could have a material adverse effect on our ability to implement this strategy and on the value of our capital stock. There can be no assurance that we will be successful in implementing our strategy.
Members of our management team have competing duties to other entities, which could result in decisions that are not in the best interests of our stockholders.

Table of Contents	Glossary of Defined Terms

Certain of our officers and the employees of Crimson do not spend all of their time managing our activities. These executive officers and the employees of Crimson allocate some, or a material portion, of their time to other businesses and activities. None of these individuals is required to devote a specific amount of time to our affairs. As a result of these overlapping responsibilities, there may be conflicts of interest among and reduced time commitments from our officers and employees of Crimson in making decisions on our behalf. Accordingly, CorEnergy competes with Crimson, their affiliates and possibly other entities for the time and attention of these officers.
In addition to the ownership limit provisions discussed above, certain provisions of our charter and of Maryland law may limit the ability of stockholders to control our policies and effect a change of control of our Company.
Our charter authorizes our Board of Directors to amend our charter to increase or decrease the aggregate number of authorized shares of stock, to authorize us to issue additional shares of our Common Stock or preferred stock and to classify or reclassify unissued shares of our Common Stock or preferred stock and thereafter to authorize us to issue such classified or reclassified shares of stock. We believe that these provisions in our charter provide us with increased flexibility in structuring possible future financings and acquisitions and in meeting other needs that might arise. The additional classes or series, as well as the additional authorized shares of stock, will be available for issuance without further action by our stockholders, unless such action is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Although our Board of Directors does not currently intend to do so, it could authorize us to issue a class or series of stock containing rights that could delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our Common Stock or Class B Common Stock or that such holders otherwise believe to be in their best interests.
Provisions of the Maryland General Corporation Law and our charter and bylaws could deter takeover attempts and have an adverse impact on the price or value of our capital stock.
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
•Our bylaws exempt acquisitions of stock by any person from the Maryland Control Share Acquisition Act. If we amend our bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult to obtain control of our Company.
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
•In addition, as discussed above, our Board of Directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Our Board of Directors also may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue.

Table of Contents	Glossary of Defined Terms

•Our bylaws include advance notice provisions, governing stockholders' director nominations or proposal of other business to be considered at an annual meeting of our stockholders, requiring the continuous ownership by the stockholder(s) putting forth any such nominee or proposal of at least 1% of our outstanding shares for a minimum period of at least three years prior to the date of such nomination or proposal and through the date of the related annual meeting (including any adjournment or postponement thereof), each as specified in the bylaws.
•Our bylaws designate certain Maryland courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a judicial forum that our stockholders believe is favorable for disputes with us or our directors, officers or employees.
The existence of these provisions, among others, may have a negative impact on the price or value of our capital stock and may discourage third-party bids for ownership of our Company. These provisions may prevent any premiums being offered for our capital stock.
Risk Related to Terrorism, Armed Conflicts, and Cybersecurity
A terrorist attack, act of cyber-terrorism or armed conflict could harm our business.
Terrorist activities, anti-terrorist efforts and other armed conflicts involving the U.S., whether or not targeted at our assets or those of customers, could adversely affect the U.S. and global economies and could prevent us from meeting our financial and other obligations. Both we and our investees could experience loss of business, delays or defaults in payments from customers or disruptions of supplies and markets if domestic and global utilities or other energy infrastructure companies are direct targets or indirect casualties of an act of terror or war. Additionally, both we and other investees rely on financial and operational computer systems to process information critically important for conducting various elements of our respective businesses. Any act of cyber-terrorism or other cyber-attack resulting in a failure of our computer systems, or those of our customers, suppliers or others with whom we do business, could materially disrupt our ability to operate our respective businesses and could result in a financial loss to the Company and possibly do harm to our reputation. Accordingly, terrorist activities and the threat of potential terrorist activities (including cyber-terrorism) and any resulting economic downturn could adversely affect our business, financial condition and results of operations. Any such events also might result in increased volatility in national and international financial markets, which could limit our access to capital or increase our cost of obtaining capital.
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
We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We rely on information technology systems and network infrastructure, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records. Our business is dependent upon information systems and other digital technologies for controlling our plants, pipelines and other assets, processing transactions and summarizing and reporting results of operations. The secure processing, maintenance and transmission of information is critical to our operations. A security breach of our network or systems, or the network or systems of our third-party vendors, could result in improper operation of our assets, potentially including delays in the delivery or availability of our customers’ products, contamination or degradation of the products we transport, store or distribute, or releases of hydrocarbon products for which we could be held liable. Furthermore, we and some of our vendors collect and store sensitive data in the ordinary course of our business, including personal identification information of our employees as well as our proprietary business information.
Cybersecurity risks have increased in recent years as a result of the proliferation of new technologies and the increased sophistication, magnitude and frequency of cyber-attacks and data security breaches. Because of the critical nature of our infrastructure and our use of information systems and other digital technologies to control our assets, we face a heightened risk of

Table of Contents	Glossary of Defined Terms

cyber-attacks. Cyber-attacks targeting our infrastructure could result in a full or partial disruption of our operations, as well as those of our customers. Likewise, cyber-attacks in the form of "social engineering" (manipulating recipients into performing actions, or divulging information, by impersonating members of Company management, customers or others) aimed at our company, our employees, our customers, or others could result in operational disruption, financial loss and reputational harm. Although we make efforts to maintain the security and integrity of our data, IT networks and related systems, and we have implemented various measures to minimize and/or manage the risk of a security breach or disruption, we cannot guarantee that our security efforts and measures will be effective at preventing or detecting any attempted or actual security incidents, or that disruptions caused by any such incidents or attempted incidents will not be successful or damaging to us or others.
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
ITEM 3. LEGAL PROCEEDINGS
As a transporter of crude oil and natural gas, the Company is subject to various environmental regulations that could subject the Company to future monetary obligations. Crimson has received notices of violations and potential fines under various federal, state, and local provisions relating to the discharge of materials into the environment or protection of the environment. Management believes that if any one or more of these environmental proceedings were decided against Crimson, it would not be material to the Company's financial position, results of operations or cash flows. Additionally, the Company maintains insurance coverage for environmental liabilities in amounts that management believes are appropriate and customary for the Company's business.
The Company is also subject to various other claims and legal proceedings covering a wide range of matters that arose in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or by established reserves, and, if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Table of Contents	Glossary of Defined Terms

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock is traded on the NYSE, under the symbol "CORR". There is no established public trading market for our Class B Common Stock. As of December 31, 2022, there were 23 stockholders of record of the Company's Common Stock and eight stockholders of record of the Company's Class B Common Stock. A substantially greater number of holders of our Common Stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividends

Our portfolio of energy infrastructure real property assets generates cash flow to us from which we pay dividends to stockholders. The amount of any dividend is recorded on the ex-dividend date. The character of dividends made during the year may differ from their ultimate characterization for federal income tax purposes. On February 6, 2023, the Company announced the suspension of all dividends due to a combination of declining volumes and increased costs in our California systems. There can be no assurances as to our ability to reinstate dividend payments to stockholders in future periods or the timing or levels thereof.
CorEnergy’s 7.375% Series A Cumulative Redeemable Preferred Stock will accumulate dividends during any period in which dividends are not paid. Any accumulated Series A Cumulative Redeemable Preferred dividends must be paid prior to the Company resuming common dividend payments. Based on the suspension of dividend payments to CorEnergy’s public equity holders, the Crimson A-1, A-2 and A-3 Units and CorEnergy’s Class B Common Stock will not receive dividends. The amount of any dividends that may be paid on outstanding shares of Class B Common Stock are subject to a formula based on the amount of dividends declared on our Common Stock and the discretion of the Board of Directors. Refer to Item 7, "Dividends," for further discussion of our dividends and of the relationship between Common Stock dividends and Class B Common Stock dividends.
Federal and State Income Taxation
We have elected to be taxed as a REIT under sections 856 through 860 of the Code and applicable Treasury regulations, which set forth the requirements for qualifying as a REIT, commencing with our taxable year beginning January 1, 2013. We believe that we have been organized and operated in a manner that qualifies for taxation as a REIT under the Code and we intend to continue to operate in such a manner.
For as long as we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on net income that we currently distribute to stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and security holder levels) that can result from investment in a "C" corporation. A "C" corporation is a corporation that is generally required to pay tax at the corporate level. Double taxation means taxable income is taxed once at the corporate level when the income is earned and once again at the stockholder level when the income is distributed.
As long as we qualify as a REIT, distributions made to our taxable U.S. stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends or retained capital gains) will be accounted for as ordinary income, and corporate stockholders will not be eligible to deduct the amount of such dividends received. If we received QDI and designate such portion of our distributions as QDI in a written notice mailed no later than 60 days after the close of our taxable year, an individual U.S. stockholder may qualify (provided holding period and certain other requirements are met) to treat such portion of the distribution as QDI, eligible to be taxed at the reduced maximum rate of 20%. Distributions in excess of current and accumulated earnings and profits will not be taxable to a stockholder to the extent that they do not exceed the adjusted basis of such stockholder's Common Stock or Class B Common Stock, but rather will reduce the adjusted basis of such shares as a return of capital. To the extent that such distributions exceed the adjusted basis of a stockholder's Common Stock or Class B Common Stock, they will be included in income as long-term capital gains (or short-term capital gain if the shares have been held for one year or less), assuming the shares are a capital asset in the hands of the stockholder. Distributions that we properly designate as capital gain dividends will be taxable to stockholders as gains (to the extent they do not exceed our actual net capital gain for the taxable year) from the sale or disposition of a capital asset held for greater than one year. If we designate any portion of a dividend as a capital gain dividend, a U.S. stockholder will receive an Internal Revenue Service Form 1099-DIV indicating the amount that will be taxable to the stockholder as a capital gain. As a REIT, we will generally be subject to corporate-level tax on certain built-in gains in assets if such assets are sold during the five-year period following a conversion transaction, unless deemed sale treatment is elected or other exceptions apply under the applicable Treasury regulations. Built-in gain assets are assets whose fair market value exceeds the REIT's adjusted tax basis at the time of such transaction if our initial tax basis in the asset is less than the fair market value of the asset. In addition, a REIT may not have earnings and profits accumulated in a non-REIT year.

Table of Contents	Glossary of Defined Terms

We may, from time to time, own and operate certain properties through C corporation subsidiaries and will treat those subsidiaries as either "qualified REIT subsidiaries," or "taxable REIT subsidiaries." If a REIT owns a corporate subsidiary that is a "qualified REIT subsidiary," the separate existence of that subsidiary will generally be disregarded for federal income tax purposes. A "taxable REIT subsidiary" is an entity taxable as a corporation in which we own stock and that elected with us to be treated as a taxable REIT subsidiary under Section 856(1) of the Code. A taxable REIT subsidiary is subject to federal income tax, and state and local income tax where applicable, as a regular "C" corporation.
Our tax expense or benefit attributable to the taxable REIT subsidiary is included in the Consolidated Statements of Operations. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Recent Sales of Unregistered Securities
We did not sell any securities during the fiscal year ended December 31, 2022 that were not registered under the Securities Act of 1933.
Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter ended December 31, 2022.
ITEM 6. [RESERVED]

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
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. Our actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. Such risks and uncertainties include, without limitation, the risk factors discussed in Part I, Item 1A of this Report. We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information, except as required by law.

Restatement of Previously Issued Consolidated Financial Statements

We have restated our consolidated financial statements as of and for the period ended December 31, 2021 contained in this Annual Report on Form 10-K. Refer to the “Explanatory Note” preceding Item 1, Business, for background on the restatement, the fiscal and interim periods impacted, control considerations, and other information. In addition, we have restated certain previously reported financial information at December 31, 2021 and for the fiscal year ended December 31, 2021 in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See Note 20 ("Restatement of Prior Period") and Note 21 ("Quarterly Financial Data (Unaudited)"), in Item 8, Financial Statements and Supplementary Data, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our consolidated financial statements.
OVERVIEW AND BUSINESS OBJECTIVE
We are a publicly traded REIT focused on energy infrastructure. Our business strategy is to own and operate or lease critical energy midstream infrastructure connecting the upstream and downstream sectors within the industry. We currently generate revenue from the transportation, via pipeline systems, of crude oil and natural gas for our customers in California and Missouri, respectively. These pipelines, consisting of our Crimson, MoGas, and Omega Pipeline Systems, are located in areas where it would be difficult to replicate rights-of-way or transport crude oil or natural gas via non-pipeline alternatives, resulting in our assets providing utility-like criticality in the midstream supply chain for our customers. As primarily regulated assets, the value of our regulated pipelines is supported by revenue derived from a cost-of-service methodology. The cost-of-service methodology is used to establish appropriate transportation rates based on several factors, including expected volumes, expenses, debt and return on equity. The regulated nature of the majority of our assets provides a degree of support for our profitability over the long-term, where the majority of our customers own the products shipped on, or stored in, our facilities. We believe these characteristics provide CorEnergy with the attractive attributes of other globally listed infrastructure companies, including high barriers to entry and predictable revenue streams, while mitigating risks and volatility experienced by other companies engaged in the midstream energy sector. We also believe that our strengths in the hydrocarbon midstream industry can be leveraged to participate in energy transition, e.g., CO2 transportation for sequestration projects.
Prior to February 2021, we generated long-term contracted revenue from operators of our assets, primarily under triple-net participating leases without direct commodity price exposure.
RECENT DEVELOPMENTS
The key events during fiscal year ended December 31, 2022 are summarized below:
•We generated consolidated revenue of $133.6 million.
•We generated net loss of $9.5 million.
•We generated Adjusted EBITDA (a non-GAAP financial measure) of $40.4 million.
•We transported an annual average of 166,009 bbd of crude oil.
•We declared and paid Common Stock dividends of $0.20 per share and 7.375% Series A Cumulative Redeemable Preferred Stock dividends of $1.84375 per depositary share.

Table of Contents	Glossary of Defined Terms

•On December 15, 2022, the FERC issued a permanent Certificate of Public Convenience and Necessity for the Spire STL Pipeline, ensuring continued operation of the natural gas pipeline and of the MoGas STL Interconnect.
•During the first quarter of 2023, we published our annual Environmental, Social and Governance (ESG) report, accessible at http://corenergy.reit, the Company reported a 56% reduction in Scope 1 and 2 emissions across all CorEnergy assets from its 2021 baseline.
HOW WE GENERATE REVENUE
We earn revenue from transporting or storing crude oil and natural gas for our customers. Our revenue is generated based on a:
•Fixed-fee per unit of commodity transported during the period; or
•Fixed fee for reserved capacity.
Crimson Pipeline System
Our Crimson Pipeline System is an approximately 2,000-mile crude oil transportation pipeline system, which includes approximately 1,100 active miles, with associated storage facilities located in southern California and the San Joaquin Valley. The pipeline network provides a critical link between California crude oil production and California refineries. Revenue is primarily generated based on a fixed-fee tariff paid on each barrel of crude oil transported on our pipeline system. Our tariffs are regulated by the CPUC under a cost-of-service methodology. Although the majority of our Crimson pipeline volumes are not contractually obligated to be transported on our pipelines, our pipelines have provided transportation services to the same refineries for decades. Our pipeline system provides a safe, reliable, economical and environmentally sustainable method of transporting crude oil from the California crude oil producers to the California refineries. Furthermore, we are generally the only pipeline providing a connection between the producers and our customers, which are the refineries we serve.
MoGas and Omega Pipeline Systems
Our MoGas Pipeline System is an approximately 263-mile interstate natural gas pipeline regulated by the FERC. Our Omega Pipeline System is an approximately 75-mile natural gas distribution system providing unregulated service primarily to the U.S. Army’s Fort Leonard Wood military post in south-central Missouri. Our MoGas and Omega Pipeline Systems are part of a system that provides the critical link between natural gas producing regions and local customers in Missouri. Our MoGas Pipeline System sources natural gas from four major interstate pipelines, Panhandle Eastern pipeline ("EPL"), Rockies Express pipeline ("REX"), Spire STL Pipeline ("STL") and Mississippi River Transmission pipeline ("MRT"). Our MoGas Pipeline System connects to these pipelines around the St. Louis area and transports the natural gas to south-central Missouri where it connects to our Omega Pipeline System. Our MoGas Pipeline System supplies several local natural gas distribution networks along its path. Our Omega Pipeline System primarily serves as a local natural gas delivery system for Fort Leonard Wood.
Our MoGas Pipeline System generates approximately 92% of its revenue from take-or-pay transportation contracts with investment-grade customers. The majority of the system's revenue is generated under a long-term contract with a remaining term of approximately eight years. Our Omega Pipeline System’s revenues are unregulated and are generated under a firm capacity contract for which lease treatment has been applied. The remaining life of the contract is approximately three years. Given the nature of the MoGas and Omega Pipeline Systems' contracts, the revenue generated by these assets is only marginally dependent on the actual volume of natural gas transported.
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

Table of Contents	Glossary of Defined Terms

Crimson Pipeline System
The amount of revenue generated by our Crimson Pipeline System depends on the volume of crude oil transported through our pipelines multiplied by the fixed-fee tariff, or transportation rate, applicable for the specific movement. These volumes are dependent on crude oil production in California because our assets are not directly connected to crude oil import facilities. Volumes may also be impacted by individual refinery decisions regarding crude oil sourcing. The fixed-fee tariff, or transportation rate, is the other major determinate of our revenue. The majority of our tariffs are regulated by the CPUC under a cost-of-service methodology that provides long term support for our revenue.
In addition to the fixed-fee tariff, we also earn PLA for the majority of the volume we transport. As is common in the pipeline transportation industry, as crude oil is transported, Crimson receives as PLA between 0.1% and 0.25% of the majority of crude oil volume transported in order to offset any measurement uncertainty or actual volumes lost in transit. We receive payments either in-kind or cash, at market value for the crude oil, with the majority of the payments being in-kind. For in-kind payments, we record the revenue as Transportation and Distribution revenue at a net realizable market price for the crude oil and place the PLA volumes into inventory. The inventory is subsequently sold, typically within one to two months, and recognized as PLA subsequent sales revenue with an offsetting expense of PLA subsequent sales cost of revenue.
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
FACTORS AFFECTING THE COMPARABILITY OF OUR FINANCIAL RESULTS
The comparability of our current financial results, in relation to prior reporting periods, is affected by the transactions described below. As a result, comparisons between the year-to-date periods ended December 31, 2022 and the year-to-date periods ended December 31, 2021 and 2020 are of limited usefulness. The financial results should be read in connection with the financial information in our Current Reports on Form 8-K filed February 10, 2021, Form 8-K/A filed April 22, 2021, Form 8-K/A filed September 3, 2021, Form 8-K filed on March 9, 2023 and Form 8-K/A filed on March 24, 2023.
•On June 30, 2020, the Pinedale LGS was sold to Ultra Wyoming, the former tenant under the Pinedale Lease Agreement and a wholly owned subsidiary of UPL, and, consequently, is not included in our 2021 results.
•Effective February 1, 2021, the Company acquired a 49.50% voting interest in Crimson as described elsewhere in this Report.
•Effective February 1, 2021, we sold the Grand Isle Gathering System as partial consideration for the purchase of the 49.50% voting interest in Crimson.
•On July 6, 2021, following stockholder approval at the Company's 2021 Annual Meeting, we completed the Internalization transaction whereby we acquired our previous external manager, Corridor. Pursuant to a Contribution Agreement, we issued to the Contributors, based on each Contributor's percentage ownership in Corridor, an aggregate of: (i) 1,153,846 shares of Common Stock, (ii) 683,761 shares of the newly created Class B Common Stock, and (iii) 170,213 depositary shares of Series A Preferred Stock.

Table of Contents	Glossary of Defined Terms

As a result of the Internalization transaction, we now (i) own all material assets of Corridor used in the conduct of the business, and (ii) are managed by officers and employees who previously worked for Corridor. Additional information on the Internalization transaction can be found in our Current Report on Form 8-K filed with the SEC on July 12, 2021.
Basis of Presentation
The consolidated financial statements for the year ended December 31, 2022 include CorEnergy Infrastructure Trust, Inc. its direct and indirect wholly owned subsidiaries, and consolidated VIEs for which CorEnergy is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation, and our net earnings have been reduced by the portion of net earnings attributable to non-controlling interests, when applicable.
RESULTS OF OPERATIONS
The following table summarizes the financial data and key operating statistics for CorEnergy for the years ended December 31, 2022 and 2021. We believe the operating results detail presented below provide investors with information that will assist them in analyzing our operating performance. However, beginning in 2021, the operations of the Company differ due to the acquisition of Crimson effective February 1, 2021 and the resulting disposition of the GIGS assets. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part IV, Item 15 of this Report.
The following table and discussion are a summary of our results of operations for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Revenue
Transportation and distribution	$122,008,768	$116,536,612
Pipeline loss allowance subsequent sales	10,753,732	8,606,850
Lease and other	885,107	2,990,334
Total Revenue	133,647,607	128,133,796
Expenses
Transportation and distribution	63,825,083	58,146,006
Pipeline loss allowance subsequent sales cost of revenue	9,370,802	8,194,040
General and administrative	22,367,912	26,641,161
Depreciation, amortization and ARO accretion	16,076,326	14,801,676
Loss on impairment of goodwill	16,210,020	—
Loss on impairment and terminated lease	—	5,977,423
Total Expenses	127,850,143	113,760,306
Operating Income	$5,797,464	$14,373,490
Interest expense	$(13,928,439)	$(12,742,157)
Other income	283,217	769,682
Loss on extinguishment of debt	—	(861,814)
Income tax expense, net	(1,671,911)	(4,074,759)
Net Loss	(9,519,669)	(2,535,558)

Other Financial Data(1)
Adjusted EBITDA	$40,361,843	$43,591,789
Adjusted Net Income	$8,073,050	$11,973,197
Cash Available for Distribution	$(1,586,901)	$(1,377,083)

Capital Expenditures
Maintenance Capital	$7,283,476	$7,339,994
Expansion Capital	$2,762,986	$6,763,551
Volume
Average Volume (bpd) - Crude Oil	166,009	189,635
(1) Refer to the "Non-GAAP Financial Measures" section that follows for additional details, including reconciliation to the corresponding GAAP measure.

Table of Contents	Glossary of Defined Terms

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenue
Transportation and Distribution. Transportation and distribution revenue increased by $5.5 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, which included 11 months of Crimson activity due to the Crimson acquisition, which became effective February 1, 2021. This increase is primarily due to Crimson activity. Higher realized transportation rates contributed $7.8 million to the increase and higher earned PLA contributed $1.1 million, both of which were partially offset by lower average daily crude oil transportation volumes, which contributed $3.6 million to the decrease.
Total Crimson crude oil transportation volumes for the year ended December 31, 2022 were approximately 60.6 million bbls (166,009 bpd) as compared to approximately 63.3 million bbls (189,635 bpd) for the prior year, which represent 11 months of activity for Crimson in 2021. Despite the lower overall volumes, the transportation occurred on pipelines with higher rates in 2022, compared to 2021. During the second half of 2022, crude oil transportation volume benefited from third-party operational issues, which lasted through the end of the year and altered the sourcing patterns of the refineries served by the Company. Additionally, the Company implemented tariff adjustments on certain Crimson pipelines during the year, which also increased revenue.
MoGas and Omega transportation and distribution revenue relies on fixed-payment contracts with our customers and did not materially change during the referenced periods.
Pipeline Loss Allowance Subsequent Sales. Pipeline loss allowance subsequent sales revenue, which represents the revenue on sale of crude oil inventory increased by $2.1 million during the year ended December 31, 2022, compared to the year ended December 31, 2021. This is primarily due to higher realized sales prices, partially offset by lower PLA volumes sold, with total PLA sales of 111,000 bbls during the year ended December 31, 2022 at an average of $97 per bbl, compared to total PLA sales of 123,000 bbls during the year ended December 31, 2021 at an average of $70 per bbl.
Lease and Other. Lease and other revenues decreased $2.1 million during the year ended December 31, 2022, compared to the year ended December 31, 2021 due to lower buy/sell revenue and the expiration and non-renewal of crude oil storage contracts.
Expenses
Transportation and Distribution. Transportation and distribution expenses increased by $5.7 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase is primarily due to recognizing a full year with Crimson in 2022. The year ended December 31, 2022 included pipeline release remediation costs of $1.2 million, an increase of $914 thousand from the year ended December 31, 2021, which are not expected to be reflective of costs in future periods. Additionally, the year ended December 31, 2022 included costs incurred to file and defend tariff rate cases of $1.8 million, which we do expect to recur in 2023.
Pipeline Loss Allowance Subsequent Sales Cost of Revenue. Pipeline loss allowance subsequent sales cost of revenue expense increased by $1.2 million during the year ended December 31, 2022, compared to the year ended December 31, 2021. This increase is due to higher costs of inventory, partially offset by lower sales volumes, with total PLA sales of 111,000 bbls sold during the year ended December 31, 2022 at an average cost of $84 per bbl, compared to 123,000 bbls sold during the year ended December 31, 2021 at an average cost of $67 per bbl.
General and Administrative. General and administrative expenses decreased by $4.3 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to lower acquisition and professional fees, which decreased by $5.7 million, partially offset by a full 12 months of Crimson in 2022, which increased general and administrative expenses by $1.4 million. Acquisition and professional fees decreased due to incremental costs incurred during the prior year associated with the Crimson acquisition and Internalization transaction, which did not recur during the current year.
Loss on Impairment of Goodwill. Loss on impairment of Goodwill expense increased by $16.2 million during the year ended December 31, 2022 due to impairment charges that were recorded during the current period that were not present in the prior period. Refer to a full discussion of the goodwill impairment within Part I, Item I. Note 9 ("Goodwill").
Loss on Impairment and Terminated Lease. Loss on impairment and terminated lease expense of $6.0 million was recorded during the year ended December 31, 2021, but did not recur during the year ended December 31, 2022. This impairment was primarily incurred in connection with the disposition of the GIGS asset as partial consideration to acquire our 49.50% voting interest in Crimson. Refer to Part I, Item I. Note 5 ("Leased Properties And Leases") for further details.

Table of Contents	Glossary of Defined Terms

Interest Expense. Interest expense increased by $1.2 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to one additional month of interest incurred on the Crimson Revolver and higher interest rates.
Loss on Extinguishment of Debt. Loss on the extinguishment of debt expenses of $862 thousand was recorded during the year ended December 31, 2021 and did not recur during the year ended December 31, 2022. This expense was incurred in connection with the Crimson acquisition, at which time the Company terminated the CorEnergy Credit Facility with Regions Bank and wrote off the associated deferred debt issuance costs of $862 thousand. For additional information, see Part I, Item I. Note 14 ("Debt").
For the comparison of our results of operations for the years ended December 31, 2021 and December 31, 2020 and discussion of our operating activities, investing activities and financing activities for these years, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 14, 2022.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
Descriptions of our asset portfolio and related operations, are included in Part I, Item 2, "Properties" and in Part IV, Item 15, Note 5 ("Leased Properties And Leases"), Note 4 ("Transportation And Distribution Revenue") and Note 6 ("Financing Notes Receivable") included in this Report. This section provides additional information concerning material developments related to our asset portfolio during the year ended December 31, 2022 and through the date of this Report. For additional information concerning the sale of the GIGS asset effective February 4, 2021, refer to the disclosure under the heading "Sale and Impairment of the Grand Isle Gathering System" in Part IV, Item 15, Note 5 ("Leased Properties And Leases") in this Report and for additional information concerning the sale of the Pinedale LGS effective June 30, 2020, refer to the disclosure under the heading "Impairment and Sale of the Pinedale Liquids Gathering System" in Part IV, Item 15, Note 5 ("Leased Properties And Leases") in this Report.
Crimson Pipeline System

Oil volumes transported on our pipelines in 2022 were unusual compared to historical patterns due to factors beyond our control, resulting in revenue swings from quarter to quarter. These conditions included a sudden and significant drop in volumes on our San Pablo Bay pipeline due to the decision of customers to use a competitor pipeline to move their production to refineries not serviced by us. These volumes then returned when the competitor pipeline shutdown for unplanned maintenance. During the first quarter of 2023, the volumes again reverted away from our San Pablo Bay pipeline when the competitor pipeline returned to service.

On November 2, 2022, a Kern County Superior Court ruling allowed Kern County to resume issuance of oil and gas drilling permits, which had been halted since October 2021. This may slow the decline in oil production that is occurring in Kern County, the primary source of oil for our KLM and San Pablo Bay pipelines.

On October 4, 2021, a pipeline ruptured off the coast of California and caused an offshore oil spill near Huntington Beach, California. The pipeline is not owned by the Company nor does the Company own or operate any affected offshore platforms or pipelines. Historically, the Company has received barrels transported by the affected pipeline, at an average of approximately 4,600 bpd over the four months prior to the incident, which generated average monthly revenue, including PLA, of approximately $98 thousand during that time. This production has been shut down since the date of the rupture and there is no plan to return the affected pipeline to service in the foreseeable future. We have filed applications with the California Public Service Commission to increase our rates to offset the revenue and cost impact of lower volumes.

On January 31, 2023, Phillips 66 reaffirmed its plans to convert its 140,000 bpd San Francisco refinery in Rodeo, California to renewable transportation fuels, with operations expected to commence in Q1 2024. Upon project completion, the refinery will no longer process crude oil. Currently, the refinery sources a significant portion of their crude oil, via a dedicated Phillips 66 pipeline system, from the San Joaquin Valley which is the same source of volumes for the Company's pipelines. Following the conversion, the crude oil being consumed by Phillips 66 from the San Joaquin Valley will need to be transported to another refinery, which could provide additional growth opportunities for volumes delivered on Crimson pipelines.
On August 31, 2022, the California State Legislature passed SB 1137, which would prohibit any oil and gas permits from being issued within 3,200 feet of “sensitive receptors,” including homes and schools, amongst other named facilities. California state law allows any bill passed by the Legislature to be put to a vote if sufficient signatures are collected within 90 days of passage. Sufficient signatures were collected, resulting in the bill being put on the November 2024 ballot as a referendum. The bill cannot be put into effect until after the election. Should it pass, volumes on the Company’s Southern California pipelines may decline at a faster than historical rate.
On January 24, 2023, the Los Angeles County Board of Supervisors passed an ordinance that would ban all new oil and gas drilling and phase out current production over a 20-year period. The ordinance was scheduled to take effect 30 days after passage

Table of Contents	Glossary of Defined Terms

but legal challenges were raised, which could delay or stop implementation. Should the ordinance pass, volumes on the Company’s Southern California pipelines may decline at a faster than historical rate.
MoGas Pipeline System
STL Interconnect Project
On December 15, 2022, the FERC reissued a permanent Certificate of Public Convenience and Necessity for the Spire STL Pipeline, which is connected to our STL Interconnect Project.
NON-GAAP FINANCIAL MEASURES
We use certain financial measures that are not recognized under GAAP. The non-GAAP financial measures used in this Report include Adjusted Net Income, CAD, and Adjusted EBITDA. These supplemental measures are used by our management team and are presented herein because we believe they help investors understand our business, performance, and ability to earn and distribute cash to our stockholders, provide for debt repayments, provide for future capital expenditures and provide for repurchases or redemptions of any series of our preferred stock. We have discontinued disclosing certain non-GAAP financial measures applicable to REITs as this information is not utilized by management in evaluating operations.
We offer these measures to assist the users of our financial statements in assessing our operating performance under GAAP, but these measures are non-GAAP measures and should not be considered measures of liquidity, alternatives to net income (loss) or indicators of any other performance measure determined in accordance with GAAP. Our method of calculating these measures may be different from methods used by other companies and, accordingly, may not be comparable to similar measures as used by other companies. Investors should not rely on these measures as a substitute for any GAAP measure, including net income (loss) and cash flows from operating activities or revenues. Management compensates for the limitations of Adjusted Net Income, CAD, and Adjusted EBITDA as analytical tools by reviewing the comparable GAAP measures, understanding the differences between non-GAAP measures compared to (as applicable) operating income, net loss and net cash provided by operating activities, and incorporating this knowledge into its decision-making processes. We believe that investors benefit from having access to the same financial measures that our management considers in evaluating our operating results. The financial impacts of the Crimson assets represent the period subsequent to the February 1, 2021 acquisition for the non-GAAP measurements outlined below.
Adjusted Net Income and Cash Available for Distribution
We believe Adjusted Net Income is an important performance measure of our profitability as compared to other midstream infrastructure owners and operators. Our presentation of Adjusted Net Income represents net loss adjusted for loss on impairment of goodwill, loss on impairment and disposal of leased property, loss on termination of lease, loss on extinguishment of debt, other accruals write-off, and transaction-related costs, transaction bonus, less gain on the sale of equipment. Adjusted Net Income presented by other companies may not be comparable to our presentation, since each company may define these terms differently.
Management considers CAD an appropriate metric for assessing capital discipline, cost efficiency and balance sheet strength. Although CAD is the metric used to assess our ability to make distributions, this measure should not be viewed as indicative of the actual amount of cash available for distributions or planned for distributions for a given period. Instead, CAD should be considered indicative of the amount of cash available for distributions after mandatory debt repayments and other general corporate purposes. Our presentation of CAD represents Adjusted Net Income adjusted for depreciation, amortization and ARO accretion, amortization of debt issuance costs, stock-based compensation, and deferred tax expense, less transaction-related costs, transaction bonus, maintenance capital expenditures, preferred dividend requirements, and mandatory debt amortization.
Adjusted Net Income and CAD should not be considered as measures of liquidity and should not be considered as alternatives to operating income, net loss, cash flows from operations or other indicators of performance determined in accordance with GAAP. The following table presents a reconciliation of Net Loss, as reported in the Consolidated Statements of Operations, to Adjusted Net Income and CAD:

Table of Contents	Glossary of Defined Terms

	For the Year Ended
	December 31, 2022	December 31, 2021
Net Loss	$(9,519,669)	$(2,535,558)
Add:
Loss on impairment of goodwill	16,210,020	—
Loss on impairment and disposal of leased property	—	5,811,779
Loss on termination of lease	—	165,644
Loss on extinguishment of debt	—	861,814
Other accruals write-off	—	(297,800)
Transaction costs	1,422,377	6,947,334
Transaction bonus	—	1,036,492
Less:
Gain on the sale of equipment	39,678	16,508
Adjusted Net Income	$8,073,050	$11,973,197
Add:
Depreciation, amortization and ARO accretion	16,076,326	16,406,557
Amortization of debt issuance costs	1,648,242	—
Stock-based compensation	612,117	22,500
Deferred tax expense	1,498,584	4,076,290
Less:
Transaction costs	1,422,377	6,947,334
Transaction bonus	—	1,036,492
Maintenance capital expenditures	7,283,476	7,339,994
Preferred dividend requirements - Series A	9,552,519	9,395,604
Preferred dividend requirements - Non-controlling interest	3,236,848	3,136,203
Mandatory debt amortization	8,000,000	6,000,000
Cash Available for Distribution	$(1,586,901)	$(1,377,083)
The financial impacts of the Crimson assets represent the period subsequent to the February 1, 2021 acquisition.
The following table reconciles net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flow to CAD:

	For the Year Ended
	December 31, 2022	December 31, 2021
Net cash provided by operating activities	$29,879,708	$16,716,351
Changes in working capital	(3,393,766)	8,076,167
Other accruals write-off	—	(297,800)
Maintenance capital expenditures	(7,283,476)	(7,339,994)
Preferred dividend requirements	(9,552,519)	(9,395,604)
Preferred dividend requirements - non-controlling interest	(3,236,848)	(3,136,203)
Mandatory debt amortization included in financing activities	(8,000,000)	(6,000,000)
Cash Available for Distribution	$(1,586,901)	$(1,377,083)

Other Special Items:
Transaction costs	$1,422,377	$6,947,334
Transaction bonus	—	1,036,492

Other Cash Flow Information:
Net cash used in investing activities	$(11,136,960)	$(84,807,408)
Net cash used in financing activities	(12,452,842)	(19,965,274)
The financial impacts of the Crimson assets represent the period subsequent to the February 1, 2021 acquisition.

Table of Contents	Glossary of Defined Terms

Adjusted EBITDA
We believe the presentation of Adjusted EBITDA provides information useful to investors in assessing our financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt, fund capital expenditures, and make dividends and distributions. Adjusted EBITDA is a supplemental financial measure that, along with other measures, can be used by management and external users of our consolidated financial statements, such as industry analysts, investors, and commercial banks, to assess the following:
•our operating performance as compared to other midstream infrastructure owners and operators, without regard to financing methods, capital structure, or historical cost basis;
•the ability of our assets to generate cash flow to make distributions; and
•the viability of acquisitions and capital expenditures and the returns on investment of various investment opportunities.
Our presentation of Adjusted EBITDA represents net loss adjusted for items such as loss on impairment of goodwill, loss on impairment and disposal of leased property, loss on termination of lease, loss on extinguishment of debt, write-offs of other accruals, transaction related costs, and transaction bonus. Adjusted EBITDA is further adjusted for depreciation, amortization and ARO accretion expense, stock-based compensation, income tax expense, and interest expense, less gain on the sale of equipment. Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Adjusted EBITDA should not be considered a measure of liquidity and should not be considered as an alternative to operating income, net loss or other indicators of performance determined in accordance with GAAP. The following table presents a reconciliation of Net Loss, as reported in the Consolidated Statements of Operations, to Adjusted EBITDA:

	For the Year Ended
	December 31, 2022	December 31, 2021
Net Loss	$(9,519,669)	$(2,535,558)
Add:
Loss on impairment of goodwill	16,210,020	—
Loss on impairment and disposal of leased property	—	5,811,779
Loss on termination of lease	—	165,644
Loss on extinguishment of debt	—	861,814
Other accruals write-off	—	(297,800)
Transaction costs	1,422,377	6,947,334
Transaction bonus	—	1,036,492
Depreciation, amortization and ARO accretion expense	16,076,326	14,801,676
Stock-based compensation	612,117	—
Income tax expense, net	1,671,911	4,074,759
Interest expense, net	13,928,439	12,742,157
Less:
Gain on sale of equipment	$39,678	$16,508
Adjusted EBITDA	$40,361,843	$43,591,789
As discussed in Note 20 ("Restatement Of Prior Period"), on March 3, 2023 the Company determined the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Quarterly Reports on Form 10-Q for the quarterly periods in each of the fiscal years ended December 31, 2021 and 2022 required restatement due to an error in its accounting for earnings per share (“EPS”) and the allocation of net income to non-controlling interest arising from over allocation of net income from Crimson to non-controlling interest.
The misstatement in EPS and net income allocated to non-controlling interest did not impact the Company’s primary financial metrics including non-GAAP financial information, nor were any forward-looking financial metrics affected by the errors. This includes the primary financial metrics used by the Company’s management team to monitor and evaluate the business including Net Loss, Adjusted Net Income, Adjusted EBITDA, Cash Available for Distribution, liquidity and debt-to-EBITDA leverage ratio. These non-GAAP financial metrics are the primary metrics used by the Company's Board of Directors in determining the appropriateness of paying Preferred and Common dividends, and as such, the over allocation of income to non-controlling interest and related impacts to EPS would not have changed the dividend decisions made during the Non-Reliance Periods. While not a primary financial metric used by management to evaluate the business, it should also be noted that the impact of over allocating

Table of Contents	Glossary of Defined Terms

net income to non-controlling interest had resulted in a lower reported Net Income to CorEnergy Stockholders, and Common Stock EPS, for the Non-Reliance Periods compared to what should have been reported.
Additionally, certain of the errors in EPS are associated with the calculation of EPS under the two-class method which was required after the issuance of the Company’s Class B Common Stock in July of 2021, which will mandatorily convert to Common Stock in Q1 2024. The Company currently expects the conversion to occur at the lower 0.68:1 ratio based on current dividend forecasts and the Company does not expect to disclose EPS for both Common Stock and Class B Common Stock following this conversion. The error in non-controlling interest allocation is associated with Crimson securities held by the non-controlling interest that have not been eligible for conversion into Company securities as a result of delays in the CPUC decision on the change of control application.
DIVIDENDS
Our portfolio of energy infrastructure real property assets generates cash flow from which we pay distributions to stockholders. We pay dividends based on what we believe is the median long-term cash generating ability of our assets, adjusted for special items. For the year ended December 31, 2022, the primary sources of our stockholder distributions included transportation and distribution revenue from our Crimson, MoGas, and Omega Pipeline Systems.
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

Deterioration in the expected cash flows from our Crimson Pipeline System has impacted our ability to fund distributions to stockholders and on February 6, 2023, the Company announced the suspension of all dividends due to a combination of declining volumes and increased costs in our California systems. There can be no assurances as to our ability to reinstitute dividend payments to stockholders in future periods or the timing or levels thereof. The Company's Board of Directors will continue to evaluate our dividend payments on a quarterly basis.
Distributions to common stockholders are recorded on the ex-dividend date and distributions to preferred stockholders are recorded when declared by the Company's Board of Directors. The characterization of any distribution for federal income tax purposes will not be determined until after the end of the taxable year.
A REIT is generally required to distribute during the taxable year an amount equal to at least 90% of the REIT taxable income (determined under Code Section 857(b)(2), without regard to the deduction for dividends paid). We intend to adhere to this requirement in order to maintain our REIT status. The Company's Board of Directors will continue to determine the amount of any distribution that we expect to pay our stockholders. Dividend payouts may be affected by cash flow requirements and remain subject to other risks and uncertainties.
The Grier Members hold an economic interest in Crimson via the issuance of Class A-1, Class A-2 and Class A-3 Units at the closing of the Crimson Transaction. Upon CPUC approval, the Grier Members have the right to convert their Class A-1, Class A-2 and Class A-3 Units into our securities.
As of December 31, 2022, each of these securities are convertible as follows: Class A-1 Units into depositary shares representing the Company's 7.375% Series A Cumulative Redeemable Preferred Stock, the Class A-2 and Class A-3 Units into the Company's Class B Common Stock. However, prior to conversion, the Class A-1, Class A-2 and Class A-3 Units receive distributions as if they were the corresponding Company securities. For a description of the dividend rights, redemption rights, voting rights, and exchange and conversion rights of the Class A-1, Class A-2 and Class A-3 Units see Note 16 ("Stockholder's Equity").

Table of Contents	Glossary of Defined Terms

Class B Common Stock
The Class B Common Stock Articles Supplementary establish the terms of the Class B Common Stock, which are substantially similar to the Company’s Common Stock, including voting rights, except that the Class B Common Stock is subordinated to the Common Stock with respect to dividends and liquidation preferences and will automatically convert into Common Stock under certain circumstances. The Company does not intend to list the Class B Common Stock on any exchange.
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
Dividends. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, holders of the Class B Common Stock are entitled to receive dividends to the extent authorized by the Company’s Board of Directors and declared by the Company pursuant to a formula based on the amount of dividends declared on the Company’s Common Stock. For each fiscal quarter ending June 30, 2021 through and including the fiscal quarter ending March 30, 2024, each share of Class B Common Stock will be entitled to receive dividends (the "Class B Common Stock Dividends"), subject to Board approval, equal to the quotient of (i) difference of (A) CAD (a non-GAAP financial measure) for the most recently completed quarter and (B) 1.25 multiplied by the Common Stock Base Dividend, divided by (ii) shares of Class B Common Stock issued and outstanding multiplied by 1.25. In no event will the Class B Common Stock Dividend per share be greater than any dividends per share authorized by the Board of Directors and declared with respect to the Common Stock during the same quarter and no Class B Common Stock Dividend will accrue until after April 1, 2021. As is the case for Common Stock, Class B Common Stock Dividends are not cumulative.
Conversion. The shares of Class B Common Stock will convert to Common Stock on a one-for-one basis upon the first to occur of the following:
•the Board of Directors authorizes and the Company declares a quarterly dividend per share of outstanding Common Stock in excess of the then-applicable Common Stock Base Dividend;
•the issuance of additional shares of Common Stock other than in connection with: (i) any director or management compensation plan or equity award, (ii) the Company’s Dividend Reinvestment Plan, (iii) any conversion rights of the Company’s existing 5.875% Convertible Notes or Series A Preferred Stock, (iv) any exchange for fair value for the issuance of Common Stock (as determined by the Company’s Board of Directors), or (v) any stock split, reverse stock split, stock dividend or similar transaction in which the shares of Class B Common Stock share equally; or
•the Board of Directors authorizes and the Company declares a quarterly dividend per share to the Class B Common Stock equal to the then-applicable Common Stock Base Dividend for any four consecutive fiscal quarters beginning with the fiscal quarter ending June 30, 2022 through the fiscal quarter ending March 31, 2024.
To the extent conversion does not occur pursuant to the above, then the Class B Common Stock will convert to Common Stock on February 4, 2024 at a ratio equal to the quotient obtained by dividing (i) (A) the quotient of the then-applicable last twelve months CAFD divided by the product of (x) 1.25 and (y) four times (4x) the then-applicable Common Stock Base Dividend per share, less (B) the number of then-outstanding shares of Common Stock; by (ii) the number of then-outstanding shares of Class B Common Stock; provided, however, that the ratio shall not be less than 0.6800 shares of Common Stock per share of Class B Common Stock or greater than 1.000 shares of Common Stock per share of Class B Common Stock. As of December 31, 2022, the Company expects the conversion rate to be 0.6800 shares of Common Stock per share of Class B Common Stock.
The following table sets forth Common Stock distributions for the years ended December 31, 2022 and 2021. Distributions are shown in the period in which they were declared.

Table of Contents	Glossary of Defined Terms

Common Dividends
Amount
2022
Fourth Quarter	$0.0500
Third Quarter	0.0500
Second Quarter	0.0500
First Quarter	0.0500

2021
Fourth Quarter	$0.0500
Third Quarter	0.0500
Second Quarter	0.0500
First Quarter	0.0500
The following table sets forth preferred stock distributions for the years ended December 31, 2022 and 2021:

Preferred Dividends
Amount
2022
Fourth Quarter	$0.4609375
Third Quarter	0.4609375
Second Quarter	0.4609375
First Quarter	0.4609375

2021
Fourth Quarter	$0.4609375
Third Quarter	0.4609375
Second Quarter	0.4609375
First Quarter	0.4609375
Crimson Dividend Declarations

Class A-1 Units(1)
Amount
2022
Fourth Quarter	$0.4609375
Third Quarter	0.4609375
Second Quarter	0.4609375
First Quarter	0.4609375

2021
Fourth Quarter	$0.4609375
Third Quarter	0.4609375
Second Quarter	0.4609375
First Quarter	—
(1) The Company's Board of Directors authorized the declaration of dividends of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock payable in cash. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors entitled the holders of Crimson's Class A-1 Units to receive, from Crimson, a cash distribution of $0.4609375 per unit.

CorEnergy Series B Preferred Stock
On April 28, 2021, the Company's Board of Directors authorized the declaration of dividends on the Company's Series B Preferred Stock of $0.25 per share (paid in kind), as if such securities had been outstanding, in accordance with the terms of the Crimson Third LLC Agreement.
On July 28, 2021, the Company’s Board of Directors authorized the declaration of dividends on the Company's Series B Preferred Stock of $0.25 per share, as if such securities had been outstanding, in accordance with the terms of the Crimson Third LLC Agreement. The dividends were prorated for the period May 31, 2021 to June 30, 2021. For dividend purposes, June 30, 2021 was the final day each security earned dividends before conversion. The Series B Preferred Stock prorated dividend was paid in kind, as follows:

Table of Contents	Glossary of Defined Terms

•the Board of Directors’ authorization of deemed dividends on the Series B Preferred Stock entitled the holders of Crimson's outstanding Class A-2 Units to receive, from Crimson, a distribution of $0.25 per unit (prorated through the June 30, 2021 conversion date), which was paid in kind as described in the Article Supplementary. An aggregate of 24,414 additional Class A-2 Units were issued to such holders, based on a stated value of $25.00 per unit, for all declared dividends through the conversion date.
During February 2023, the Company's Board of Directors suspended dividends on all securities. Accordingly, the Crimson Class A-1, Class A-2 or Class A-3 units will not be eligible for dividends. Dividends will accumulate in the amount of $0.4609375 per depositary share for our 7.375% Series A Cumulative Redeemable Preferred Stock, including the A-1 Units.
FEDERAL AND STATE INCOME TAXATION
In 2013 we qualified, and in March 2014 we elected (effective as of January 1, 2013), to be treated as a REIT for federal income tax purposes. Because certain of our assets may not produce REIT-qualifying income or be treated as interests in real property, those assets are held in wholly owned TRSs in order to limit the potential that such assets and income could prevent us from qualifying as a REIT.
We elected to be taxed as a REIT for 2013 and subsequent years and generally will not pay federal income tax on taxable income of the REIT that is distributed to our stockholders. As a REIT, our distributions from earnings and profits will be treated as ordinary income, and generally will not qualify as QDI. To the extent that the REIT had accumulated C corporation earnings and profits from the periods prior to 2013, we distributed such earnings and profits in 2013. In addition, to the extent we receive taxable distributions from our TRSs, or the REIT received distributions of C corporation earnings and profits, such portion of our distribution is generally treated as QDI. While regular REIT dividends are not eligible for the reduced QDI tax rates, with respect to taxable years beginning after December 31, 2017 and before January 1, 2026, Section 199A of the Code typically permits a 20% deduction against taxable income for noncorporate taxpayers for qualified business income, which includes dividends from a REIT received during the tax year that is not a capital gain dividend or a dividend qualifying for the QDI rate, subject to certain income and holding period limitations.
As a REIT, we hold and operate certain of our assets through one or more wholly owned TRSs. Our use of TRSs enables us to continue to engage in certain businesses while complying with REIT qualification requirements and also allows us to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. As was done with our subsidiary Omega in 2017, and as warranted in the future, we may elect to reorganize and transfer certain assets or operations from our TRSs to our C corporation or other subsidiaries, including qualified REIT subsidiaries.
If we cease to qualify as a REIT, we, as a C corporation, would be obligated to pay federal and state income tax on our taxable income. For 2022, the federal income tax rate for a corporation was 21%.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As a result of the enacted NOL carryback provisions, the Company recorded an income tax benefit of approximately $410 thousand in the prior year.
On December 27, 2020, the Consolidated Appropriations Act, 2021 was enacted. The Consolidated Appropriations Act included the Taxpayer Certain and Disaster Relief Act (the "Disaster Relief Act") and the COVID-related Tax Relief Act of 2020 (the "COVID Relief Act"). The Disaster Relief Act and the COVID Relief Act extend a myriad of credits and other COVID-19 relief. We have evaluated the impact of the Disaster Relief Act and COVID Relief Act, and determined that it did not have a material impact on us. We will continue to assess the impact of new tax legislation, as well as any future regulations and updates provided by the tax authorities. Refer to Part IV, Item 15, Note 7 ("Income Taxes") for additional information.
MAJOR TENANTS
As of December 31, 2022, following the sale of the Grand Isle Gathering System on February 4, 2021, and following the sale of the Pinedale LGS and termination of the Pinedale Lease Agreement on June 30, 2020, we now have no significant leases as a lessor. For additional information concerning the disposal of the GIGS lease, see Part I, Item 2, "Properties" and Part IV, Item 15, Note 5 ("Leased Properties And Leases") included in this Report. The Company did not have any material lease revenues from major tenants for the years ended December 31, 2022 and 2021. Lease revenues for the year ended December 31, 2020 were allocated to Pinedale at 52.0% and Grand Isle Gathering System at 47.6%.

Table of Contents	Glossary of Defined Terms

IMPACT OF INFLATION AND DEFLATION
We have experienced significant increases in interest rates, the cost of energy, transportation, and distribution. The Company's effective interest rate on the Crimson Credit facility was approximately 8.41% at the year ended December 31, 2022 and we expect the effective interest rate on the Crimson Credit Facility to range between 8.0% and 10.0% in 2023. We expect this trend of increasing interest rates will continue into 2023. These inflationary trends have and may continue to have a material adverse impact on our results of operations.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At December 31, 2022, we had liquidity of approximately $32.8 million, comprised of cash of $17.8 million plus revolver availability of $15.0 million. We use cash flows generated from MoGas and Omega operations and cash flows generated from our interest in Crimson's operations that are distributed to us, to fund current obligations, projected working capital requirements, debt service payments and dividend payments. Distributions from Crimson are subject to certain limitations as discussed under the "Crimson Credit Facility" below. The Company does not expect those restrictions to affect the ability of the Company to meet its cash obligations. Based on Management's current forecasts, we expect that future operating cash flows, together with current liquidity and proceeds from asset dispositions, will be sufficient to meet our ongoing working capital, operating requirements and debt covenants for the next 12 months. On February 6, 2023, the Company announced a suspension of dividends to further enhance liquidity to address near term debt maturities and continue its focus on reducing total leverage.
During the first quarter of 2023, the Company retained an advisor for the sale of MoGas and Omega. The Company expects to close the sale during the third quarter of 2023, with net proceeds from the sale utilized to repay the Crimson Credit Facility. Additionally, any excess proceeds may enable us to retire additional debt prior to maturity.
Long-term liquidity requirements consist of maintenance expenditures, debt maturities and capital requirements. We currently believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due and that we will be able to fund our remaining long-term liquidity requirements and commitments, as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us. Further, if our ability to access the capital markets is restricted, or if debt or equity capital were unavailable or if debt or equity capital were unavailable on favorable terms, or at all, our ability to fund acquisition opportunities or to comply with the REIT distribution rules could be adversely affected. We may also fund these liquidity requirements with the proceeds from asset dispositions. However, there can be no assurances that we will be able to consummate any such asset dispositions on terms acceptable or advantageous to us or at all.
There are acquisition opportunities that are in various stages of review, and consummation of any such opportunities may depend on a number of factors beyond our control. There can be no assurance that any of these acquisition opportunities will result in consummated transactions. As part of our disciplined investment philosophy, we plan to use a moderate level of leverage, approximately 25% to 50% of assets, supplemented with accretive equity issuance as needed, subject to current market conditions. We may invest in assets subject to greater leverage which could be both recourse and non-recourse to us.

In order to maintain our NYSE listing of our Common Stock, our market capitalization of our Common Stock, including our Class B Common Stock, cannot be below $15 million for 30 consecutive trading days. This equates to a Common Stock share price of $0.94. Our Common Stock has declined significantly. There can be no assurances that we will be able to maintain such listing or obtain an alternative listing on another exchange as required under the indenture governing our Convertible Notes. Our failure to do so could result in an event of default under such indenture, which in turn, could trigger cross-defaults under our credit facility. Any such default would have a material adverse impact on our liquidity and capital resources. If our Common Stock is delisted from the NYSE we will be required to offer to repurchase the Convertible Notes at par value. See Risks Related to our Capital Stock.

Table of Contents	Glossary of Defined Terms

Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Years Ended December 31,
	2022	2021
		(As Restated)
Net cash provided by (used in):
Operating activities	$29,879,708	$16,716,351
Investing activities	(11,136,960)	(84,807,408)
Financing activities	(12,452,842)	(19,965,274)
Net change in cash and cash equivalents	$6,289,906	$(88,056,331)
Cash Flows from Operating Activities
Net cash flows provided by operating activities for the year ended December 31, 2022 were primarily attributable to (i) $9.5 million in net loss, offset by ii) $16.1 million in depreciation, amortization and ARO accretion, iii) $16.2 million loss on impairment of goodwill and iv) $3.4 million in positive working capital changes.
Net cash flows provided by operating activities for the year ended December 31, 2021 were primarily attributable to (i) $2.5 million in net loss, ii) $8.1 million in negative working capital changes, offset by iii) $14.8 million in depreciation, amortization and ARO accretion and iv) $5.8 million loss on impairment and disposal of leased property.
Cash Flows from Investing Activities
Net cash used in investing activities for the year ended December 31, 2022 was primarily attributable to (i) $13.9 million of cash utilized to acquire property and equipment, offset by (ii) $2.5 million proceeds from reimbursable projects.
Net cash used in investing activities for the year ended December 31, 2021 was primarily attributable to (i) $69.0 million of cash utilized to acquire our 49.50% voting interest in Crimson, net of cash acquired, (ii) purchases of property and equipment of $20.2 million offset by (ii) $3.1 million proceeds from reimbursable projects.
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2022 was primarily attributed to (i) common dividends paid of $2.2 million, (ii) preferred stock dividends paid of $9.6 million, (iii) distributions paid to non-controlling interests of $3.2 million, (iv) principal payments of $8.0 million on the Crimson Credit Facility, offset by v) net advances on the Crimson Revolver of $8.0 million, and (vi) net proceeds from financing arrangements of $2.5 million.
Net cash used in financing activities for the year ended December 31, 2021 was primarily attributed to (i) common dividends paid of $2.4 million, (ii) preferred dividends paid of $9.4 million, (iii) cash paid for debt financing costs of $2.7 million for the Crimson Credit Facility, (iv) distributions paid to non-controlling interests of $2.3 million, (v) net advances on the Crimson Revolver of $2.0 million, (vi) principal payments of $6.0 million on the Crimson secured credit facility, and (vii) net proceeds from financing arrangement of $0.9 million.
Tariff Rate Cases
We have pending applications with the CPUC to raise tariffs on our San Pablo Bay, Southern California and KLM pipelines by 36%, 35% and 127%, respectively. All applications are being protested by at least one shipper. As a result, the full increases are currently not effective. However, in accordance with CPUC rules, we increased tariffs by 10% on the San Pablo, Southern California and KLM pipelines on March 1 2023, August 1, 2022 and September 1, 2022, respectively. These increases are subject to refund if the CPUC determines that they were not justified. We anticipate implementing an additional 10% tariff increases on our San Pablo and Southern California pipelines in March 2024 and August 2023, respectively, if the current rate cases are not resolved before those times. For the year ended December 31, 2022, average throughput volumes on the San Pablo, Southern California and KLM pipelines were 88,415 bpd, 46,604 bpd and 16,127 bpd, respectively. Through the year ended December 31,

Table of Contents	Glossary of Defined Terms

2022, average rates per barrel of throughput on the San Pablo, Southern California and KLM pipelines were $1.61, $1.32 and $1.67, respectively.
Asset Maintenance Expense and Capital Expenditures
Crude oil pipeline operations require significant expenditures to maintain, expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Expenditures on pipeline maintenance are either expensed as incurred or capitalized and depreciated. The expensed activities are included in operating expense while the capitalizable expenditures are shown as maintenance capital and deducted when calculating CAD (a non-GAAP financial measure). Examples of expensed activities include in-line inspections of the pipeline and tank integrity inspections. Examples of maintenance capital expenditures are those made to maintain the existing operating capacity of Crimson's assets and to extend their useful lives or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, expansion capital expenditures are those made to acquire additional assets to grow Crimson's business, to expand and upgrade Crimson's systems and facilities and to construct or acquire new easements, systems or facilities.
The pipeline regulatory environment in California is one of the most stringent in the world, which generally results in additional operating and maintenance expenditures compared to other regions. Over the past year, the California regulators have increased their activity level in overseeing the pipeline activities in the state. This increased activity level will likely result in additional maintenance expenditures in the future, but the specific financial impact is currently not known. We will continue to work closely with all regulators to ensure compliance with all rules and regulations, both new and existing.
In October 2015, the Governor of California signed the Oil Spill Response: Environmentally and Ecologically Sensitive Areas Bill ("AB-864") which requires new and existing pipelines located near environmentally and ecologically-sensitive areas connected to or located in the coastal zone to use best available technologies to reduce the amount of oil released in an oil spill to protect state waters and wildlife. The California Office of the State Fire Marshal has developed the regulations required by AB-864. The Company submitted recommendations for pipeline segment improvements in December 2021, which were subsequently accepted by the California Office of the State Fire Marshal in 2022. All expenditures are recoverable under the cost-of-service framework. The Company has begun the process of making the recommended modifications, but most of the expenditures will occur in the second half of 2023 and 2024. The Company has submitted a filing with the CPUC to implement a surcharge on existing tariffs to recover the costs associated with the regulation. However, at least one shipper has protested the filing so the surcharge cannot be implemented until the case is ruled on by the CPUC. The CPUC is expected to provide a ruling on the surcharge for AB-864 at the same time as the ruling on the 35% tariff increase on our Southern California pipeline, which is currently expected to occur in the fourth quarter 2023. This will result in the Company funding these expenses in advance of recovery by surcharge or tariff.
Crimson may incur substantial amounts of capital expenditures in certain periods in connection with large maintenance projects. In 2023, Crimson expects to incur asset maintenance expenses in a range of $9.0 million to $10.0 million and maintenance capital expenditures in a range of $10.0 million to $11.0 million.

Maintenance Expenditures
Three Months Ended	Expense	Capital
March 31, 2021(1)	$1,580,842	$3,126,433
June 30, 2021	1,670,580	2,182,155
September 30, 2021	1,990,346	1,757,350
December 31, 2021	1,816,851	1,958,286
March 31, 2022	744,509	1,442,550
June 30, 2022	1,443,368	1,475,433
September 30, 2022	1,860,100	1,180,794
December 31, 2022	2,541,223	3,184,699
(1) Activity associated with the Crimson assets represent the period from January 1, 2021 to March 31, 2021.

Table of Contents	Glossary of Defined Terms

Material Cash Requirements
The following table summarizes our material cash requirements and other obligations as of December 31, 2022:

	Principal	Less than 1 year	2-3 years	4-5 years	More than 5 years
Crimson Term Loan(1)	$66,000,000	$10,000,000	$56,000,000	$—	$—
Interest payments on Crimson Term Loan(2)		5,914,720	2,184,858	—	—
Crimson Revolver(1)	35,000,000	—	35,000,000	—	—
Interest payments on Crimson Revolver(2)		3,328,286	1,525,753	—	—
5.875% Convertible Debt(1)	118,050,000	—	118,050,000	—	—
Interest payments on 5.875% Convertible Debt(1)		6,935,438	13,870,875	—	—
Leases(3)(4)		1,215,193	1,836,462	1,900,148	5,540,305
Notes payable(5)		3,989,745	936,250	—	—
Totals		$31,383,382	$229,404,198	$1,900,148	$5,540,305
(1) See Part IV, Item 15, Note 14 ("Debt")
(2) Forecasted interest rate between 8%-10%, See Part IV, Item 15, Note 14 ("Debt")
(3) See Part IV, Item 15, Note 5 ("Leased Properties and Leases")
(4) During 2022, Crimson entered into a new lease which will commence upon possession of the property, which is anticipated during the first-half of 2023. No lease payments are due for the first year. No right-of-use asset or operating lease liability has been recorded as of December 31, 2022.
(5) Notes payable is included in Accounts Payable and other accrued liabilities on the Consolidated Balance Sheet.
Capital Requirements

Capital spending for our business consists primarily of:
•Maintenance capital expenditures, which include costs required to maintain equipment reliability and safety and to address environmental and other regulatory requirements rather than to generate incremental CAD; and
•Expansion capital expenditures, which are undertaken primarily to generate incremental CAD and include costs to acquire additional assets to grow our business and to expand or upgrade our existing facilities and to construct new assets, which we refer to collectively as organic growth projects. Organic growth projects include, for example, capital expenditures that increase storage or throughput volumes or develop pipeline connections to new supply sources.
During 2022, our maintenance capital spending was $7.3 million and our expansion capital spending was $2.8 million.

The Company believes its existing cash and cash equivalents, together with cash generated from operations and proceeds from asset dispositions, will be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned capital expenditures, and comply with minimum liquidity and financial covenant requirements under its debt covenants for at least the next 12 months. We expect to finance our long-term liquidity requirements with borrowings under our credit facilities discussed below as well as debt and equity financing alternatives or proceeds from asset dispositions. The availability and terms of any such financing or asset disposition will depend upon market and other conditions and, in the case of a financing, our business, results of operations, financial condition and prospects. If we borrow the maximum amount available under our credit facilities, there can be no assurance that we will be able to obtain additional or substitute financing.
Revolving and Term Credit Facilities
Crimson Credit Facility
On February 4, 2021, in connection with the Crimson Transaction, Crimson Midstream Operating and Corridor MoGas, (collectively, the "Borrowers"), together with Crimson, MoGas Debt Holdco LLC, MoGas, CorEnergy Pipeline Company, LLC, United Property Systems, Crimson Pipeline, LLC and Cardinal Pipeline, L.P. (collectively, the "Guarantors") entered into the Crimson Credit Facility with the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent for such lenders, Swingline Lender and Issuing Bank. The Crimson Credit Facility provides borrowing capacity of up to $155.0 million, consisting of: the $50.0 million Crimson Revolver, the $80.0 million Crimson Term Loan and an uncommitted incremental facility of $25.0 million. Upon closing of the Crimson Transaction, the Borrowers drew the $80.0 million Crimson Term Loan and $25.0 million on the Crimson Revolver. Subsequent to the initial closing, on March 25, 2021, Crimson contributed all of its equity interests in Crimson Midstream Services, LLC and Crimson Midstream I Corporation to Crimson Midstream Operating, and, effective as of May 4, 2021, such subsidiaries became additional Guarantors pursuant to the

Table of Contents	Glossary of Defined Terms

Amended and Restated Guaranty Agreement and parties to the Amended and Restated Security Agreement and (in the case of Crimson Midstream I Corporation) the Amended and Restated Pledge Agreement.
Outstanding balances under the facility are guaranteed by the Guarantors pursuant to the Amended and Restated Guaranty Agreement and secured by all assets of the Borrowers and Guarantors (including the equity in such parties), other than any assets regulated by the CPUC and other customary excluded assets, pursuant to an Amended and Restated Pledge Agreement and an Amended and Restated Security Agreement. On March 6, 2023, we completed the second amendment to the Amended and Restated Credit Agreement, which extended the maturity of the Crimson Credit Facility from its maturity on February 4, 2024 to May 3, 2024 and amended the applicable total leverage ratio in the first two quarters of 2023 from 2.50 to 2.75. Beginning in Q3 2023, the total leverage ratio steps down to 2.50 for the remainder of the term. Additionally, the required quarterly amortization of the term loan was increased from $2 million to $3 million beginning in the third quarter of 2023. Pursuant to the second amendment, under certain circumstances, the stock and assets of the Company's Omega Gas Pipeline, LLC and Omega Gas Marketing subsidiaries must be pledged as collateral. Also, under certain circumstances, the proceeds from specified asset sales must be used to repay the term loan and revolving credit facility after which the borrowing availability under the revolving credit facility will be reduced to $30.0 million. Additionally, no distributions may be made from the co-borrowers to their parent until the proceeds of specified asset sales have been used to repay the loans and other financial conditions have been met. Cash distributions to us from the Borrowers are subject to certain restrictions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability and available free cash flow. The Borrowers and their restricted subsidiaries are also subject to certain additional affirmative and restrictive covenants customary for credit transactions of this type. The Crimson Credit Facility contains default and cross-default provisions (with applicable customary grace or cure periods) customary for transactions of this type. Upon the occurrence of an event of default, payment of all amounts outstanding under the Crimson Credit Facility may become immediately due and payable at the election of the Required Lenders (as defined in the Crimson Credit Facility).
The loans under the Crimson Credit Facility are scheduled to mature on May 3, 2024. The Crimson Term Loan requires quarterly payments of $2.0 million in arrears on the last business day of March, June, September and December, commencing on June 30, 2021 and increasing to $3.0 million per quarter beginning September 30, 2023. Subject to certain conditions, all loans made under the Credit Agreement shall, at the option of the Borrowers, bear interest at either (a) Adjusted SOFR plus a spread of 325 to 450 basis points, or (b) a rate equal to the highest of (i) the prime rate established by the Administrative Agent, (ii) the federal funds rate plus 0.5%, or (iii) the one-month Adjusted SOFR rate plus 1.0%, plus a spread of 225 to 350 basis points. The applicable spread for each interest rate is based on the Total Leverage Ratio (as defined in the Crimson Credit Facility). As of December 31, 2022, the applicable interest rate for the Crimson Term Loan was 8.22%.
We had approximately $15.0 million of available borrowing capacity on the Crimson Revolver at December 31, 2022. For a summary of the additional material terms of the Crimson Credit Facility, please refer to Part IV, Item 15, Note 14 ("Debt") included in this Report. We were in compliance with all financial and other covenants under the Crimson Credit Facility at December 31, 2022.
5.875% Convertible Notes
On August 12, 2019, we completed a private placement offering of an aggregate $120.0 million principal amount of 5.875% Convertible Senior Notes to the initial purchasers of such notes for cash in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act. The initial purchasers then resold the 5.875% Convertible Notes for cash equal to 100% of the aggregate principal amount thereof to qualified institutional buyers, as defined in Rule 144A under the Securities Act, in reliance on a registration exemption provided by Rule 144A. The 5.875% Convertible Notes mature on August 15, 2025 and bear interest at a rate of 5.875% per annum, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020.
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

Refer to Part IV, Item 15, Note 14 ("Debt") included in this Report for additional information concerning the 5.875% Convertible Notes. We were in compliance with all financial and other covenants under the Indenture governing the 5.875% Convertible Notes at December 31, 2022.

Table of Contents	Glossary of Defined Terms

Shelf Registration Statements
On October 30, 2018, we registered 1,000,000 shares of Common Stock for issuance under our dividend reinvestment plan pursuant to a separate shelf registration statement filed with the SEC. As of December 31, 2022, we have issued 106,422 shares of Common Stock under our dividend reinvestment plan pursuant to the shelf registration, resulting in remaining availability (subject to the current limitation discussed below) of approximately 893,578 shares of Common Stock.
On November 17, 2021, we had a new shelf registration statement declared effective by the SEC, which replaced the previously-filed shelf registration statement, pursuant to which we may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million.
On September 16, 2021, the Company had a resale shelf registration statement declared effective by the SEC, pursuant to which it registered the following securities that were issued in connection with the Internalization transaction for resale by the Contributors: 1,837,607 shares of Common Stock (including both (i) 1,153,846 shares of Common Stock issued at the closing of the Internalization transaction and (ii) up to 683,761 additional shares of Common Stock which may be acquired by the Contributors upon the conversion of outstanding shares of our unlisted Class B Common Stock issued at the closing of the Internalization transaction) and 170,213 depositary shares, each representing 1/100th fractional interest of a share of 7.375% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share issued at the closing of the Internalization transaction.
Liquidity and Capitalization
Our principal investing activities are acquiring and financing assets within the U.S. energy infrastructure sector. These investing activities have often been financed from the proceeds of our public equity and debt offerings, as well as the term and credit facilities mentioned above. We are also expanding our business development efforts to include other REIT-qualifying revenue sources. Continued growth of our asset portfolio will depend in part on our continued ability to access funds through additional borrowings and securities offerings. The availability and terms of any such financing will depend upon market and other conditions, as well as our business, results of operations, financial condition and prospects. We currently believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due and that we will be able to fund our planned investments, as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us. Additionally, our liquidity and capitalization may be impacted by the optional redemption of Series A Preferred Stock. As disclosed in Part IV, Item 15, Note 16 ("Stockholders' Equity"), the depositary shares are currently eligible to be redeemed, at our option, in whole or in part, at the $25.00 liquidation preference plus all accrued and unpaid dividends to, but not including, the date of redemption.
The following table presents our liquidity and capitalization as of December 31, 2022 and 2021:

Liquidity and Capitalization
	December 31, 2022	December 31, 2021
		(As restated)
Cash and cash equivalents	$17,830,482	$11,540,576
Revolver availability	$15,000,000	$23,000,000

Revolving credit facility	$35,000,000	$27,000,000
Long-term debt (including current maturities)(1)	181,657,983	188,390,586
Stockholders' equity:
Series A Cumulative Redeemable Preferred Stock 7.375%, $0.001 par value	129,525,675	129,525,675
Common Stock, non-convertible, $0.001 par value	15,254	14,893
Class B Common Stock, $0.001 par value	684	684
Additional paid-in capital	327,016,573	338,302,735
Retained deficit	(333,785,097)	(321,028,580)
Noncontrolling interest	116,893,428	116,816,116
Total CorEnergy equity	239,666,517	263,631,523
Total CorEnergy capitalization	$456,324,500	$479,022,109
(1) Long-term debt is presented net of discount and deferred financing costs.

Table of Contents	Glossary of Defined Terms

The above table does not give effect to the conversion of the non-controlling interest, representing the Class A-1, Class A-2, and Class A-3 Units at Crimson, into our securities. Such conversion is subject to CPUC approval and will be elective by the holder(s) of the non-controlling interest.

Prospective Capitalization Table
		Adjustments	Prospective for Non-Controlling Interest Reorganization
	December 31, 2022 Actual(1)	Non-Controlling Interest Reorganization(2)
Cash and Cash Equivalents	$17,830,482	$—	$17,830,482

Debt
Revolving Credit Facility	35,000,000	—	35,000,000
Long-Term Debt (including current maturities)(3)	181,657,983	—	181,657,983
Total Debt	216,657,983	—	216,657,983

Stockholders' Equity
Preferred Stock
Series A Preferred Stock	129,525,675	39,325,330	168,851,005
Total	129,525,675	39,325,330	168,851,005

Common Stock
Common Stock	15,254	—	15,254
Class B Common Stock	684	11,212	11,896
Additional Paid-In Capital	327,016,573	71,453,572	398,470,145
Retained Deficit	(333,785,097)	6,103,314	(327,681,783)
Total Equity to Common Shareholders	(6,752,586)	77,568,098	70,815,512
Non-controlling interest (4)	116,893,428	(116,893,428)	—
Total Equity	$239,666,517	$—	$239,666,517

Total Capitalization	$456,324,500		$456,324,500

Shares Outstanding
Common Stock	15,253,958	—	15,253,958
Class B Common Stock	683,761	11,212,300	11,896,061
Total Shares Outstanding	15,937,719	11,212,300	27,150,019

Book Value of Outstanding Common Stock	$(0.42)	$3.03	$2.61
(1) The non-controlling interest reflects the Grier Members' equity consideration for the Class A-1, Class A-2, and Class A-3 Units representing the equity interest in Crimson. Subject to CPUC regulatory approval, these units are convertible into certain CorEnergy securities as illustrated in the prospective adjustments above.
(2) The prospective adjustments reflect the Grier Members' exchange of the non-controlling interest presently represented by their Class A-1, Class A-2, and A-3 Units into depositary shares representing Series A Preferred Stock for the Class A-1 Units and Class B Common Stock for both Class A-2 and Class A-3 Units. Such exchanges are subject to receiving CPUC approval. Further, we do not expect the holders to exercise their exchange rights all at once due to the income tax consequences arising from such exchanges. We cannot predict when the holders will elect to exchange or if they will elect to exchange at all. Refer to Part IV, Item 15, Note 16 ("Stockholders' Equity") for further details on the non-controlling interest.

(3) Long-term debt is presented net of discount and deferred financing costs.
(4) In previous 2021 filings, the noncontrolling interest was revalued at then current market values for the prospective column. However, in this filing the value of the noncontrolling interest was held constant at the current book value.

Table of Contents	Glossary of Defined Terms

SUBSEQUENT EVENTS
For additional information regarding transactions that occurred subsequent to December 31, 2022, see Part IV, Item 15, Note 22 ("Subsequent Events") included in this annual Report on Form 10-K.

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
Impairment of Long-Lived Assets
Our long-lived assets consist primarily of crude oil and natural gas pipelines that have been obtained through business combinations and asset acquisitions. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements, which extend the useful lives of our assets, are capitalized and depreciated over the remaining estimated useful life of the asset.
We continually monitor our business, the business environment, and performance of our operations to determine if an event has occurred that indicates that the carrying value of a long-lived asset group may be impaired. When a triggering event occurs, which is a determination that involves judgment, we utilize cash flow projections to assess the ability to recover the carrying value of our assets based on our long-lived assets' ability to generate future cash flows on an undiscounted basis over the remaining useful life of the primary asset. This differs from the evaluation of goodwill, for which the recoverability assessment utilizes fair value estimates that include discounted cash flows in the estimation process, and, accordingly, any goodwill impairment recognized may not be indicative of a similar impairment of the related underlying long-lived assets.
The projected cash flows of long-lived assets are primarily based on contractual cash flows that extend many years into the future. If those cash flow projections indicate that the long-lived asset's carrying value is not recoverable, we record an impairment charge for the excess of carrying value of the asset over its fair value. The estimate of fair value considers a number of factors, including the potential value that would be received if the asset were sold, discount rates, and projected cash flows. Due to the imprecise nature of these projections and assumptions, actual results can differ from our estimates. The estimates utilized in the 2022 impairment analysis are materially consistent with the 2021 analysis.
There were no impairments of long-lived assets recorded during the year ended December 31, 2022. The Company assessed the recoverability of the carrying value of the long-lived asset groups and determined all carrying values were recoverable. Our assessments indicated significant cushion exists between the carrying values of the asset groups and the undiscounted cash flows of the asset groups over the remaining useful life of the primary asset. For the year ended December 31, 2021, we recognized a loss on impairment and disposal of $5.8 million for the GIGS asset. For the year ended December 31, 2020, we recognized an impairment of $140.3 million for the GIGS asset and $146.5 million for the Pinedale LGS. Refer to Part IV, Item 15, Note 5 ("Leased Properties And Leases") for further details.
Impairment of Goodwill
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets on the acquisition of a business. The carrying value of goodwill, which is not amortized, is assessed for impairment annually, or more frequently if events or changes in circumstances arise that suggest the carrying value of goodwill may be impaired. The Company performs its annual impairment test of the carrying value of goodwill on December 31 of each year.
Based on sustained declines in the trading price of our Common Stock and other securities with an established trading market, we performed a Step 1 interim quantitative goodwill impairment test as of September 30, 2022, primarily using a market approach to determine the fair value of our reporting units. This assessment involved determining the fair value of our reporting units and comparing those values to the carrying value of each corresponding reporting unit. The carrying values of the reporting units

Table of Contents	Glossary of Defined Terms

exceeded their fair value and the goodwill impairment was measured at the amount by which the reporting unit’s carrying value exceeded its fair value, limited to a maximum of the goodwill recorded at each reporting unit. The fair value of our reporting units were primarily estimated using earnings multiples techniques as well as a reconciliation of our consolidated market capitalization to the fair value of all reporting units. The determination of fair value using the earnings multiples technique requires significant assumptions to be made in relation to the appropriateness of earnings multipliers for reporting units and other qualitative factors associated with our reporting units and business activities. As a result of this testing, we recorded a goodwill impairment charge of $16.2 million during the year ended December 31, 2022, which was included as a discrete line item on the Consolidated Statement of Operations. The $16.2 million goodwill impairment charge was comprised of $14.5 million associated with the Corridor reporting unit and $1.7 million associated with the MoGas reporting unit. As of December 31, 2022, there was no remaining goodwill recorded and therefore no additional goodwill subject to future risk of additional impairment.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. Debt used to finance our acquisitions may be based on floating or fixed rates. As of December 31, 2022, we had debt with a carrying value of $184.1 million, excluding the Crimson Revolver, comprised of $66.0 million associated with the Crimson Term Loan and $118.1 million associated with the 5.875% Convertible Notes. Current maturities under the Crimson Term Loan amount to $10.0 million. Additionally, as of December 31, 2022, borrowings under our Crimson Revolver were $35.0 million and are variable-rate, based on a SOFR pricing spread and subject to interest rate re-sets that generally range from one month to six months.
Borrowings under the Crimson Credit Facility are variable-rate based on either (a) SOFR pricing spread or (b) a rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the one-month Adjusted SOFR rate plus 1.0%, plus a pricing spread. The applicable spread for each interest rate is redetermined quarterly based on the Total Leverage Ratio (as defined in the Crimson Credit Facility). Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. A 100-basis point increase or decrease in current SOFR rates would have resulted in an initial interest rate of 9.13% or 7.13%, respectively, for the Crimson Credit Facility. Under the Crimson Credit Facility, a 100-basis point increase or decrease in the current SOFR rate would have resulted in an approximately $990 thousand increase or decrease in interest expense for the year ended December 31, 2022.
At Crimson, we are exposed to limited market risk associated with fluctuating commodity prices. With the exception of buy/sell arrangements on some of Crimson's pipelines and the retained PLA oil, Crimson does not take ownership of the crude oil that it transports or stores for its customers, and it does not engage in the trading of any commodities. We therefore have limited direct exposure to risks associated with fluctuating commodity prices.
Certain of Crimson's transportation agreements and tariffs for crude oil shipments also include a PLA. As is common in the pipeline transportation industry, as crude oil is transported, Crimson earns a small percentage of the crude oil transported, earned PLA oil inventory, which it can then sell. The realized PLA volume earned and available for sale is net of differences in measurement and actual volumes gained or lost. This allowance oil revenue is subject to more volatility than transportation revenue, as it is directly dependent on Crimson's measurement capability and commodity prices. As a result, the income Crimson realizes under its loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. As of December 31, 2022, Crimson did not have any open hedging agreements to mitigate its exposure to decreases in commodity prices through its loss allowances; however, it has previously entered into such agreements and may do so in the future.
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

ITEM 9A. CONTROLS AND PROCEDURES
Our management is responsible for the preparation, consistency, integrity, and fair presentation of the financial statements. The financial statements have been prepared in accordance with GAAP applied on a consistent basis and, in management's opinion, are fairly presented. The financial statements include amounts that are based on management's informed judgments and best estimates.
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), we have evaluated the effectiveness and design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation and in connection with the restatement of our 2021 consolidated financial statements, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, due to the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), is responsible for establishing and maintaining adequate internal control over our financial reporting. Based on this evaluation, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022 due to the material weakness described below.
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
Our management assessed our systems of internal control over financial reporting for financial presentations in conformity with GAAP as of December 31, 2022. This assessment was based on criteria for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2022, we identified a material weakness in the operation of our controls within the financial statement close process associated with the review and approval of the financial statements. Specifically, the Company's application of the accounting treatment associated with non-routine complex transactions and the classification and presentation of certain accounts and disclosures in the consolidated financial statements was not appropriately evaluated and implemented. This material weakness resulted in material errors in the allocation of net income attributable to non-controlling interests and the calculation and presentation of earnings per share, collectively which resulted in a restatement of the previously issued financial statements as of and for the year ended December 31, 2021 and as of and for the interim periods during the years ended December 31, 2022 and 2021, as more fully described in Note 20 ("Restatement Of Prior Period") and Note 21 ("Quarterly Financial Data (Unaudited)") to the consolidated financial statements included herein. In addition to the restatement errors described above, the Company has corrected certain items that were concluded as immaterial, individually and in the aggregate, to the financial statements for the restated periods. These immaterial adjustments to the restated periods are being corrected as a part of the restatement.
The Company's Board of Directors exercises its oversight role with respect to the systems of internal control primarily through its Audit Committee, which is comprised solely of independent outside directors. The Committee oversees systems of internal control and financial reporting to assess whether their quality, integrity, and objectivity are sufficient to protect stockholders' investments.

Table of Contents	Glossary of Defined Terms

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because that requirement under Section 404 of the Sarbanes-Oxley Act of 2002 does not apply to smaller reporting companies.
Remediation of Material Weakness
We have evaluated the material weakness and have developed a plan of remediation to strengthen our internal controls over financial reporting which includes implementing new controls over financial reporting that will identify non-routine complex transactions during the review process and ensure appropriate evaluation and accounting treatment application. Some remediation efforts have been implemented, while others are in the process of being implemented. The remediation efforts are intended to address the deficiencies and enhance our overall internal control environment.
We believe the measures described above along with other elements of our remediation plan will remediate the material weakness identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and have begun to implement the steps described above. We will also continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or we may modify certain of the remediation measures described above. We will not consider our material weakness remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable

Table of Contents	Glossary of Defined Terms

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Codes of Ethics

We have adopted a code of ethics, which applies to our principal executive officer and principal financial officer and all other officers, employees and directors. Our code of conduct may be obtained, without charge, upon request by calling us at (816) 875-3705 or toll-free at (877) 699-2677 and on our website at http://corenergy.reit. Changes to and waivers granted with respect to our code of conduct required to be disclosed pursuant to applicable rules and regulations will be posted on our website.
Additional information is incorporated herein by reference to the sections captioned "Nominees for Directors," "Incumbent Directors Continuing in Office," "Information About Executive Officers," "Board of Directors Meetings and Committees," "Delinquent Section 16(a) Reports," and "Stockholder Proposals and Nominations for the 2024 Annual Meeting" in our proxy statement for our 2023 Annual Stockholder Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to the sections captioned "Executive Compensation Disclosure" and "Compensation Committee Interlocks and Insider Participation," and "Director Compensation" in our proxy statement for our 2023 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to the sections captioned "Security Ownership of Management and Certain Beneficial Owners" and "Equity Compensation Plan Information as of December 31, 2022," in our proxy statement for our 2023 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to the sections captioned "Nominees for Director," "Incumbent Directors Continuing in Office," "Board of Directors Meetings and Committees," and "Certain Relationships and Related Party Transactions" in our proxy statement for our 2023 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to the section captioned "Independent Registered Public Accounting Firm Fees and Services" in our proxy statement for our 2023 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

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

3.8	Article Supplementary for Series A Preferred Stock (incorporated by reference to the Registrants Form 8-K filed July 12, 2021).
3.9	Article Supplementary for Series A Preferred Stock filed July 13, 2021 (incorporated by reference to the Registrants Form 8-K filed July 16, 2021).
3.10	Articles Supplementary for Class B Common Stock filed August 19, 2021 (incorporated by reference to the Registrants Form 8-K filed August 25, 2021)
3.11	Articles of Amendment for Class B Common Stock filed August 19, 2021 (incorporated by reference to the Registrants Form 8-K filed August 25, 2021)
3.12	Third Amended and Restated Bylaws, as Amended effective March 10, 2022 (incorporated by reference to the Registrants Form 10-Q filed August 11, 2022).
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

4.4
Description of Securities of CorEnergy Infrastructure Trust, Inc. (incorporated by reference from the Registrants Annual Report on Form 10-K for the year ended December 31, 2021, filed March 22, 2022).

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

Table of Contents	Glossary of Defined Terms

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

Table of Contents	Glossary of Defined Terms

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

Table of Contents	Glossary of Defined Terms

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

10.20.1.1
First Amendment to Amended and Restated Credit Agreement dated as of September 14, 2022, among Crimson Midstream Operating, LLC, and Corridor Mogas, Inc., as Borrowers, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Bank and the lenders party thereto (incorporated by reference to the Registrants Form 10-Q filed November 10, 2022).

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

10.20.12
Revised Third Amended and Restated Limited Liability Company Agreement of Crimson Midstream Holdings, LLC dated as of November 10, 2022, (incorporated by reference to the Registrant Form 10-Q filed August 11, 2022).

10.21	CorEnergy Infrastructure Trust, Inc. Omnibus Equity Incentive Plan (incorporated by reference to the registrants Form 10-Q filed August 11, 2022).*
10.21.1	Form of CorEnergy Infrastructure Trust, Inc. Restricted Stock Unit Agreement - 2022 Annual LTI Award (incorporated by reference to the Registrants Form 8-K filed June 1, 2022).*
10.22	Form of Executive Employment Agreement effective August 8, 2022 (incorporated by reference to the Registrants Form 10-Q filed August 11, 2022).*
10.23	Letter Agreement with Robert L Waldron dated January 11, 2023 (incorporated by reference to the Registrants Form 8-K filed January 17, 2023).*
10.24
Annex A to Second Amendment to the Amended and Restated Credit Agreement by and among Crimson Midstream Operating, LLC, and Corridor MoGas, Inc., as Borrower, and Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing bank (incorporated by reference to the Registrants Form 8-K filed March 3, 2023).

Table of Contents	Glossary of Defined Terms

10.25
Separation Agreement and General Release between Crimson Midstream Services, LLC. and Larry Alexander and his heirs, executors, administrators, successors (incorporated by reference to the Registrants Form 8-K filed February 16, 2023).*

10.26	Consulting Agreement between Crimson Midstream Services, LLC. and Larry Alexander (incorporated by reference to the Registrants Form 8-K filed February 16, 2023).
21.1	Subsidiaries of the Company - filed herewith
23.1	Consent of Ernst & Young LLP dated March 31, 2023 - filed herewith
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished herewith
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Financial Statements and Supplemental Details.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract or compensatory plan or arrangement.
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
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CorEnergy Infrastructure Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CorEnergy Infrastructure Trust, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Restatement of 2021 Financial Statements

As discussed in Note 20 to the consolidated financial statements, the 2021 consolidated financial statements have been restated to correct misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
Impairment of long-lived assets

Description of the Matter	As discussed in Note 2 to the consolidated financial statements, the Company performs a periodic assessment of property and equipment to identify events or changes in circumstances, or triggering events, which indicate the carrying value of the asset group may not be recoverable. Triggering events include sustained declines in customer volumes and increased operating costs. The carrying value of property and equipment as of December 31, 2022 was $440.1 million.

Auditing management’s evaluation of impairment of long-lived assets was complex as sustained declines in customers shipment volumes or increased operating costs could significantly affect the future cash flows of the asset group, and the evaluation of these items required a higher degree of auditor judgment. Significant assumptions used in the Company’s undiscounted cash flow forecasts included estimates of future volumes shipped, tariff rates, operating expense and capital expenditures.
How We Addressed the Matter in Our Audit	Our procedures to test management’s assessment included, among others, evaluating the Company’s triggering event identification and assessment of recoverability of the asset groups through testing the significant assumptions used to develop the undiscounted cash flows including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions against historical operational and financial results and the approved internal financial forecasts. We assessed the Company’s forecasted customer volumes by comparing against customers' historical volumes and industry data. We selected a sample of revenue transactions throughout the year and compared those transactions to the underlying revenue agreements including tariff rates. We also performed a sensitivity analysis of the significant assumptions to evaluate the impact from changes to the assumptions on the Company’s conclusions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.
Kansas City, Missouri
March 29, 2023

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
		(As Restated)
Assets
Property and equipment, net of accumulated depreciation of $52,908,191 and $37,022,035, respectively (Crimson VIE*, net of depreciation: $340,205,058 and $338,452,392, respectively)	$440,148,967	$441,430,193
Leased property, net of accumulated depreciation of $299,463 and $258,207, respectively	1,226,565	1,267,821
Financing notes and related accrued interest receivable, net of reserve of $600,000 and $600,000, respectively	858,079	1,036,660
Cash and cash equivalents (Crimson VIE: $1,874,319 and $2,825,902, respectively)	17,830,482	11,540,576
Accounts and other receivables (Crimson VIE: $10,343,769 and $11,291,749, respectively)	14,164,525	15,367,389
Due from affiliated companies (Crimson VIE: $167,743 and $676,825, respectively)	167,743	676,825
Deferred costs, net of accumulated amortization of $726,619 and $345,775, respectively	415,727	796,572
Inventory (Crimson VIE: $5,804,776 and $3,839,865, respectively)	5,950,051	3,953,523
Prepaid expenses and other assets (Crimson VIE: $3,414,372 and $5,004,566, respectively)	9,478,146	9,075,043
Operating right-of-use assets (Crimson VIE: $4,452,210 and $5,647,631, respectively)	4,722,361	6,075,939
Deferred tax asset, net	—	206,285
Goodwill	—	16,210,020
Total Assets	$494,962,646	$507,636,846
Liabilities and Equity
Secured credit facilities, net of debt issuance costs of $665,547 and $1,275,244, respectively	$100,334,453	$99,724,756
Unsecured convertible senior notes, net of discount and debt issuance costs of $1,726,470 and $2,384,170, respectively	116,323,530	115,665,830
Accounts payable and other accrued liabilities (Crimson VIE: $16,889,980 and $10,699,806, respectively)	26,316,216	16,080,162
Income tax payable (Crimson VIE: $85,437)	174,849	—
Due to affiliated companies (Crimson VIE: $209,750 and $648,316, respectively)	209,750	648,316
Operating lease liability (Crimson VIE: $4,454,196 and $5,647,036, respectively)	4,696,410	6,046,657
Deferred tax liability, net	1,292,300	—
Unearned revenue (Crimson VIE: $203,725 and $199,405, respectively)	5,948,621	5,839,602
Total Liabilities	$255,296,129	$244,005,323
Commitments and Contingencies (Note 12)
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $129,525,675 liquidation preference ($2,500 per share, $0.001 par value), 69,367,000 authorized; 51,810 issued and outstanding at December 31, 2022 and December 31, 2021	$129,525,675	$129,525,675
Common stock, non-convertible, $0.001 par value; 15,253,958 and 14,893,184 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively (100,000,000 shares authorized)	15,254	14,893
Class B Common Stock, $0.001 par value; 683,761 shares issued and outstanding at December 31, 2022 and December 31, 2021 (11,896,100 shares authorized)	684	684
Additional paid-in capital	327,016,573	338,302,735
Retained deficit	(333,785,097)	(321,028,580)
Total CorEnergy Equity	122,773,089	146,815,407
Non-controlling interest	116,893,428	116,816,116
Total Equity	239,666,517	263,631,523
Total Liabilities and Equity	$494,962,646	$507,636,846
*Variable Interest Entity (VIE) (Note 18)
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021	2020
		(As Restated)
Revenue
Transportation and distribution	$122,008,768	$116,536,612	$19,972,351
Pipeline loss allowance subsequent sales	10,753,732	8,606,850	—
Lease	210,800	1,246,090	21,351,123
Deferred rent receivable write-off	—	—	(30,105,820)
Other	674,307	1,744,244	120,417
Total Revenue	133,647,607	128,133,796	11,338,071
Expenses
Transportation and distribution	63,825,083	58,146,006	6,059,707
Pipeline loss allowance subsequent sales cost of revenue	9,370,802	8,194,040	—
General and administrative	22,367,912	26,641,161	12,231,922
Depreciation, amortization and ARO accretion	16,076,326	14,801,676	13,654,429
Loss on impairment of goodwill	16,210,020	—	—
Loss on impairment of leased property	—	—	140,268,379
Loss on impairment and disposal of leased property	—	5,811,779	146,537,547
Loss on termination of lease	—	165,644	458,297
Total Expenses	127,850,143	113,760,306	319,210,281
Operating Income (Loss)	$5,797,464	$14,373,490	$(307,872,210)
Other Income (Expense)
Other income	$283,217	$769,682	$471,449
Interest expense	(13,928,439)	(12,742,157)	(10,301,644)
Gain (loss) on extinguishment of debt	—	(861,814)	11,549,968
Total Other Income (Expense)	(13,645,222)	(12,834,289)	1,719,773
Income (Loss) before income taxes	(7,847,758)	1,539,201	(306,152,437)
Taxes
Current tax expense (benefit)	173,327	(1,531)	(395,843)
Deferred tax expense	1,498,584	4,076,290	310,985
Income tax expense (benefit), net	1,671,911	4,074,759	(84,858)
Net Loss	$(9,519,669)	$(2,535,558)	$(306,067,579)
Less: Net Income attributable to non-controlling interest	3,236,848	2,866,467	—
Net Loss attributable to CorEnergy Infrastructure Trust, Inc.	$(12,756,517)	$(5,402,025)	$(306,067,579)
Preferred dividend requirements	9,552,519	9,395,604	9,189,809
Net Loss attributable to Common Stockholders	$(22,309,036)	$(14,797,629)	$(315,257,388)

Common Stock
Basic weighted average shares outstanding	15,050,266	14,246,526	13,650,718
Basic net loss per share	$(1.41)	$(1.01)	$(23.09)

Diluted weighted average shares outstanding	15,515,223	14,246,526	13,650,718
Diluted net loss per share	$(1.44)	$(1.01)	$(23.09)

Class B Common Stock
Basic and diluted weighted average shares outstanding	683,761	335,324	N/A
Basic and diluted net loss per share	$(1.61)	$(1.21)	N/A

Dividends declared per Common share	$0.200	$0.200	$0.900
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Class B Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2019	13,638,916	$13,639	—	$—	$125,493,175	$360,844,497	$(9,611,872)	$—	$476,739,439
Net loss	—	—	—	—	—	—	(306,067,579)	—	(306,067,579)
Series A preferred stock dividends	—	—	—	—	—	(9,242,797)	—	—	(9,242,797)
Preferred stock repurchases(1)	—	—	—	—	(222,825)	7,932	52,896	—	(161,997)
Common Stock dividends	—	—	—	—	—	(12,286,368)	—	—	(12,286,368)
Common Stock issued upon exchange of convertible notes	12,605	13	—	—	—	419,116	—	—	419,129
Balance at December 31, 2020	13,651,521	$13,652	—	$—	$125,270,350	$339,742,380	$(315,626,555)	$—	$149,399,827
Net income (loss)	—	—	—	—	—	—	(5,402,025)	2,866,467	(2,535,558)
Equity attributable to non-controlling interest	—	—	—	—	—	—	—	116,816,115	116,816,115
Series A preferred stock dividends	—	—	—	—	—	(9,395,604)	—	—	(9,395,604)
Common Stock dividends	—	—	—	—	—	(2,850,026)	—	—	(2,850,026)
Reinvestment of dividends paid to common stockholders	84,418	84	—	—	—	410,496	—	—	410,580
Common stock issued under director's compensation plan	3,399	3	—	—	—	22,497	—	—	22,500
Crimson distribution on Class A-1 Units	—	—	—	—	—	—	—	(2,256,113)	(2,256,113)
Crimson Class A-2 Units dividends payment in kind	—	—	—	—	—	—	—	(610,353)	(610,353)
Series A preferred stock issued due to Internalization transaction	—	—	—	—	4,255,325	(10,213)	—	—	4,245,112
Common Stock issued due to Internalization transaction	1,153,846	1,154	—	—	—	7,094,999	—	—	7,096,153
Class B Common Stock issued due to Internalization transaction	—	—	683,761	684	—	3,288,206	—	—	3,288,890
Balance at December 31, 2021 (As Restated)	14,893,184	$14,893	683,761	$684	$129,525,675	$338,302,735	$(321,028,580)	$116,816,116	$263,631,523
Net income (loss)	—	—	—	—	—	—	(12,756,517)	3,236,848	(9,519,669)
Series A preferred stock dividends	—	—	—	—	—	(9,552,519)	—	—	(9,552,519)
Common stock dividends	—	—	—	—	—	(3,004,579)	—	—	(3,004,579)
Reinvestment of dividends paid to common stockholders	279,957	280	—	—	—	803,643	—	—	803,923
Common Stock, accrued dividend equivalent	—	—	—	—	—	(67,431)	—	—	(67,431)
Crimson dividends on Class A-1 units	—	—	—	—	—	—	—	(3,236,848)	(3,236,848)
Stock-based compensation	80,817	81	—	—	—	534,724	—	77,312	612,117
Balance at December 31, 2022	15,253,958	$15,254	683,761	$684	$129,525,675	$327,016,573	$(333,785,097)	$116,893,428	$239,666,517
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
	2022	2021	2020
		(As Restated)
Operating Activities
Net loss	$(9,519,669)	$(2,535,558)	$(306,067,579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax	1,498,584	4,076,290	310,985
Depreciation, amortization and ARO accretion	16,076,326	14,801,676	13,654,429
Amortization of debt issuance costs	1,648,242	1,604,881	1,270,035
Loss on impairment of goodwill	16,210,020	—	—
Loss on impairment of leased property	—	—	140,268,379
Loss on impairment and disposal of leased property	—	5,811,779	146,537,547
Loss on termination of lease	—	165,644	458,297
Deferred rent receivable write-off, noncash	—	—	30,105,820
(Gain) loss on extinguishment of debt	—	861,814	(11,549,968)
Gain on sale of equipment	(39,678)	(16,508)	(13,683)
Stock-based compensation	612,117	22,500	—
Changes in assets and liabilities:
Deferred rent receivables	—	—	(247,718)
Accounts and other receivables	(786,145)	1,121,365	467,257
Financing note accrued interest receivable	—	(8,780)	(18,069)
Inventory	(1,996,528)	(2,183,946)	—
Prepaid expenses and other assets	(6,314,654)	(4,840,831)	(1,424,332)
Due from affiliated companies, net	70,516	(28,509)	—
Management fee payable	—	(971,626)	(698,324)
Accounts payable and other accrued liabilities	12,133,378	(562,870)	(1,903,936)
Income tax payable	174,849	—	—
Unearned revenue	109,019	(601,126)	(766,070)
Other changes, net	3,331	$156	—
Net cash provided by operating activities	$29,879,708	$16,716,351	$10,383,070
Investing Activities
Acquisition of Crimson Midstream Holdings, net of cash acquired	—	(69,002,052)	—
Acquisition of Corridor InfraTrust Management, net of cash acquired	—	952,487	—
Purchases of property and equipment, net	(13,893,812)	(20,228,454)	(2,186,155)
Proceeds from reimbursable projects	2,523,196	3,131,391	—
Proceeds from sale of property and equipment	55,075	97,210	15,000
Proceeds from insurance recovery	—	60,153	—
Principal payment on financing note receivable	178,581	155,008	43,333
Decrease in financing note receivable	—	26,849	—
Net cash used in investing activities	$(11,136,960)	$(84,807,408)	$(2,127,822)
Financing Activities
Debt financing costs	—	(2,735,922)	—
Cash paid for maturity of convertible notes	—	—	(1,676,000)
Cash paid for repurchase of convertible notes	—	—	(1,316,250)
Cash paid for settlement of Pinedale Secured Credit Facility	—	—	(3,074,572)
Repurchases of Series A preferred stock	—	—	(161,997)
Dividends paid on Series A preferred stock	(9,552,519)	(9,395,604)	(9,242,797)
Dividends paid on Common Stock	(2,200,656)	(2,439,446)	(12,286,368)
Distributions to non-controlling interest	(3,236,848)	(2,256,113)	—
Advances on revolving line of credit	14,000,000	24,000,000	—

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Years Ended December 31,
	2022	2021	2020
Payments on revolving line of credit	(6,000,000)	(22,000,000)	—
Principal payments on secured credit facility	(8,000,000)	(6,000,000)	(1,764,000)
Proceeds from financing arrangement	5,814,435	3,882,392	—
Payments on financing arrangement	(3,277,254)	(3,020,581)	—
Net cash used in financing activities	$(12,452,842)	$(19,965,274)	$(29,521,984)
Net change in cash and cash equivalents	$6,289,906	$(88,056,331)	$(21,266,736)
Cash and cash equivalents at beginning of year	11,540,576	99,596,907	120,863,643
Cash and cash equivalents at end of year	$17,830,482	$11,540,576	$99,596,907

Supplemental Disclosure of Cash Flow Information
Interest paid	$11,343,702	$11,224,582	$9,272,409
Income tax refunds	12,055	635,730	466,236

Non-Cash Investing Activities
Proceeds from sale of leased property provided directly to secured lender	$—	$—	$18,000,000
Purchases of property, plant and equipment in accounts payable and other accrued liabilities	2,099,287	113,847	591,421
In-kind consideration for the Grans Isle Gathering System provided as partial consideration for the Crimson Midstream Holdings acquisition	—	48,873,169	—
Crimson credit facility assumed and refinanced in connection with the Crimson Midstream Holdings acquisition	—	105,000,000	—
Equity consideration attributable to non-controlling interest holder in connection with the Crimson Midstream Holdings acquisition	—	116,205,762	—
Series A preferred stock issued due to Internalization transaction	—	4,245,112	—
Common stock issued due to Internalization transaction	—	7,096,153	—
Class B Common Stock issued due to Internalization transaction	—	3,288,890	—

Non-Cash Financing Activities
Proceeds from sale of leased property used in settlement of Pinedale Secured Credit Facility	$—	$—	$(18,000,000)
Reinvestment of dividends paid to common stockholders	803,923	410,580	—
Common Stock issued upon exchange and conversion of convertible notes	—	—	419,129
Crimson Class A-2 Units dividends payment in-kind	—	610,353	—
Dividend equivalents accrued on RSUs	67,431	—	—
Assets acquired under financing arrangement	3,672,910	1,617,825	—
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
1. INTRODUCTION AND BASIS OF PRESENTATION
Introduction

CorEnergy Infrastructure Trust, Inc. (referred to as "CorEnergy" or "the Company"), was organized as a Maryland corporation and commenced operations on December 8, 2005. The Company's common stock, par value $0.001 per share ("Common Stock") is listed on the New York Stock Exchange ("NYSE") under the symbol "CORR" and its depositary shares representing the Company's 7.375% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share (Series A Preferred Stock") is listed on the NYSE under the symbol "CORR PrA". The Company's Class B Common Stock, par value $0.001 per share ("Class B Common Stock"), is not listed on an exchange.
The Company owns and operates critical energy midstream infrastructure connecting the upstream and downstream sectors within the industry. The Company currently generates revenue from the transportation, via pipeline systems, of crude oil and natural gas for its customers in California and Missouri, respectively. The pipelines are located in areas where it would be difficult to replicate rights-of-way or transport natural gas or crude oil via non-pipeline alternatives, resulting in the Company's assets providing utility-like criticality in the midstream supply chain for its customers. Prior to 2021, the Company focused primarily on entering into long-term triple-net participating leases with energy companies. Over the last 24 months, the Company's asset portfolio has undergone significant changes. The Company divested all of its leased assets, including the Grand Isle Gathering System ("GIGS") and Pinedale Liquids Gathering System ("Pinedale LGS"), which are described in these notes to consolidated financial statements.
CorEnergy's Private Letter Rulings ("PLRs") enable the Company to invest in a broader set of revenue contracts within its real estate investment trust ("REIT") structure, including the opportunity to not only own, but also operate infrastructure assets. CorEnergy considers its investments in these energy infrastructure assets to be a single reportable business segment and reports them accordingly in its consolidated financial statements.
The principal executive office of the Company is located at 1100 Walnut, Suite 3350, Kansas City, Missouri 64106.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements include CorEnergy accounts and the accounts of its wholly owned subsidiaries and variable interest entities ("VIE's") for which CorEnergy is the primary beneficiary. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") set forth in the Accounting Standards Codification ("ASC"), as published by the Financial Accounting Standards Board ("FASB"), and with the Securities and Exchange Commission ("SEC") instructions to Form 10-K and Article 10 of Regulation S-X. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. There were no adjustments that, in the opinion of management, were not of a normal and recurring nature. All intercompany transactions and balances have been eliminated in consolidation, and the Company's net earnings have been reduced by the portion of net earnings attributable to non-controlling interests, when applicable. Prior reporting period amounts have been recast to conform with the current presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.
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
In February 2021, the Company acquired a 49.50% voting interest in Crimson Midstream Holdings, LLC ("Crimson"), which is a legal entity that meets the VIE criteria. As a result of its consolidation analysis more fully described in Note 18 ("Variable Interest Entity"), the Company determined it is the primary beneficiary of Crimson due to its related-party relationship with Crimson's

50.50% voting interest holder. Therefore, beginning February 1, 2021 (the effective date of the acquisition), Crimson is consolidated in the Company's consolidated financial statements and the non-controlling interest is presented as a component of equity. Net income from Crimson is allocated to the non-controlling interest based on Crimson's contractual rights to earnings and distributions associated with the Crimson Class A-1, A-2 and A-3 Units. Refer to Note 16 ("Stockholders' Equity") for further discussion of the non-controlling interest in Crimson. The consolidated financial statements also include the accounts of any limited partnerships where the Company represents the general partner and, based on all facts and circumstances, controls such limited partnerships, unless the limited partner has substantive participating rights or substantive kick-out rights. Refer to Note 18 ("Variable Interest Entity"), for further discussion of the Company's consolidated VIEs.
The FASB issued Accounting Standards Update ("ASU") 2015-02 Consolidations (Topic 810) - Amendments to the Consolidation Analysis ("ASU 2015-02"), which amended previous consolidation guidance and introduced a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities are considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. Management determined that Crimson, Pinedale Corridor, LP, ("Pinedale LP") and Grand Isle Corridor LP are VIEs under the amended guidance because the limited partners of both partnerships lack both substantive kick-out rights and participating rights. As such, management evaluated the qualitative criteria under FASB ASC Topic 810 in conjunction with ASU 2015-02 to make a determination whether these partnerships should be consolidated in the Company's financial statements. ASC Topic 810-10 requires the primary beneficiary of a VIE's activities to consolidate the VIE. The primary beneficiary is identified as the enterprise that has (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The standard requires an ongoing analysis to determine whether the variable interest gives rise to a controlling financial interest in the VIE. Based on the general partners' roles and rights under the partnership agreements and its exposure to losses and benefits of each of the partnerships through its significant limited partner interests, management determined that CorEnergy is the primary beneficiary of Crimson, Pinedale LP, and Grand Isle Corridor LP. Based upon this evaluation, and the Company's 100% ownership interest in Pinedale LP, and Grand Isle Corridor LP, the consolidated financial statements presented include full consolidation with respect to these partnerships.
Crimson is managed by a board of managers (the "Crimson Board"), which is made up of four managers of which the Company and the Grier Members (as defined below) are each represented by two managers. The Crimson Board is responsible for governing the significant activities that impact Crimson's economic performance, including a number of activities that are managed by an approved budget requiring super-majority approval or joint approval. In assessing the primary beneficiary, the Company determined that power is shared; however, the Company and the Grier Members as a related-party group have characteristics of a primary beneficiary. The Company performed the "most closely associated" test and determined that CorEnergy is the entity in the related-party group most closely associated with the VIE. In performing this assessment, the Company considered, among other factors, that (i) its influence over the tax structure of Crimson so its operations could be included in the Company's REIT structure under its PLR, which allows fees received for the usage of storage and pipeline capacity to qualify as rents from real property; (ii) the activities of the Company are substantially similar in nature to the activities of Crimson because the Company owns existing transportation and distribution assets in MoGas Pipeline LLC ("MoGas") and Omega Pipeline Company, LLC ("Omega"); (iii) Crimson's assets represent a substantial portion of the Company's total assets; and (iv) the Grier Members' interest in Crimson in Class A-1, Class A-2, and Class A-3 Units of Crimson will earn distributions if the CorEnergy Board of Directors declares a common or preferred dividend for Series A Preferred, and Class B Common Stock. Therefore, CorEnergy was determined as the primary beneficiary of Crimson and, therefore, consolidates the Crimson VIE. The Grier Members' ownership interest in Crimson is reflected as a non-controlling interest in the consolidated financial statements.
Restatement of Prior Period
As discussed in Note 20 ("Restatement Of Prior Period"), on March 3, 2023, the Audit Committee of the Board of Directors of the Company concluded, after discussion with the Company’s management, that the Company’s consolidated audited financial statements as of and for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) and the Company’s consolidated unaudited financial statements as of and for the periods ended March 31, 2021, June 30, 2021, September 30, 2021, March 31, 2022, June 30, 2022, and September 30, 2022 (collectively, the “Non-Reliance Periods”) included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC for the Non-Reliance Periods, should no longer be relied upon.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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
B. Leased Property and Leases – In February of 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02" or "ASC 842"), which amends the existing accounting standards for lease accounting and requires, lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting.
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
Under the Company's previously held triple-net leases, the tenant was required to pay property taxes and insurance directly to the applicable third-party providers. Consistent with guidance in ASC 842, the Company will present the cost and the lessee's direct payment to the third-party under the triple-net leases on a net basis in the Consolidated Statements of Operations.
C. Property and Equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements, which maintain the existing operating capacity of assets or extend their useful lives, are capitalized and depreciated over the remaining estimated useful life of the asset. The Company initially records long-lived assets at their purchase price plus any direct acquisition costs, unless the transaction is accounted for as a business combination, in which case the acquisition costs are expensed as incurred. If the transaction is accounted for as a business combination, the Company allocates the purchase price to the acquired tangible and intangible assets and liabilities based on their estimated fair values.
D. Long-Lived Asset Impairment – The Company's long-lived assets consist primarily of oil and natural gas pipelines that have been obtained through asset acquisitions and a business combination. Management continually monitors its business, the business environment and performance of its operations to determine if an event has occurred that indicates that the carrying value of a long-lived asset group may be impaired. When a triggering event occurs, which is a determination that involves judgment, management utilizes cash flow projections to assess its ability to recover the carrying value of the asset group based on the long-lived assets' ability to generate future cash flows on an undiscounted basis over the remaining useful life of the primary asset. This differs from the evaluation of goodwill, for which the recoverability assessment utilizes fair value estimates that include discounted cash flows in the estimation process and accordingly any goodwill impairment recognized may not be indicative of a similar impairment of the related underlying long-lived assets.
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
For the year ended December 31, 2021, the Company recognized a loss on impairment and disposal for the GIGS asset of $5.8 million, as more fully described in Note 5 ("Leased Properties And Leases"). For the year ended December 31, 2020, the Company recognized a loss on impairment for the GIGS asset of $140.3 million and a loss on impairment and disposal of the Pinedale LGS of $146.5 million, respectively, as more fully described in Note 5 ("Leased Properties And Leases"). There was no impairment of long-lived assets recorded during the year ended December 31, 2022.
E. Financing Notes Receivable – Financing notes receivable are presented at face value plus accrued interest receivable and deferred loan origination costs and net of related direct loan origination income. Each quarter, the Company reviews its financing notes receivable to determine if the balances are realizable based on factors affecting the collectability of those balances. Factors may include credit quality, timeliness of required periodic payments, past due status and management discussions with obligors. The Company evaluates the collectability of both interest and principal of each of its loans to determine if an allowance is needed. An allowance will be recorded when based on current information and events, the Company determines it is probable that it will be unable to collect all amounts due according to the existing contractual terms. If the Company determines an allowance is necessary, the amount deemed uncollectible is expensed in the period of determination. An insignificant delay or shortfall in the amount of payments does not necessarily result in the recording of an allowance. Generally, when interest and/or principal payments on a loan become past due, or if the Company does not otherwise expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will typically cease recognizing financing revenue on that loan until all principal and interest have been brought current. Interest income recognition is resumed if and when the previously reserved-for financing notes become contractually current and performance has been demonstrated. Payments received subsequent to the recording of an allowance will be recorded as a reduction to principal. During the years ended December 31, 2022, and 2021, the Company did not record provisions for loan loss. The Company's financing notes receivable are discussed more fully in Note 6 ("Financing Notes Receivable").
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
G. Cash and Cash Equivalents – The Company maintains cash balances at financial institutions in amounts that regularly exceed FDIC-insured limits. The Company's cash equivalents are comprised of short-term, liquid money market instruments.
H. Accounts and other receivables – Accounts receivable are presented at face value net of an allowance for doubtful accounts within accounts and other receivables on the balance sheet. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectability based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. For the years ended December 31, 2022 and 2021, the Company determined that an allowance for doubtful accounts was not necessary.
I. Deferred rent receivables – Lease receivables are determined according to the terms of the lease agreements entered into by the Company and its lessees. Lease receivables primarily represent timing differences between straight-line revenue recognition and contractual lease receipts. Beginning April 1, 2020, lease payments by the Company's GIGS tenant lapsed due to conditions related to the COVID-19 pandemic and energy markets, which resulted in the write-off of the deferred rent receivable of $30.1 million for the year ended December 31, 2020. Refer to Note 5 ("Leased Properties And Leases") for further details.
J. Goodwill – Goodwill represents the excess of the amount paid for the Corridor InfraTrust Management, Inc. ("Corridor") and MoGas business over the fair value of the net identifiable assets acquired. To comply with ASC 350, Intangibles - Goodwill and Other ("ASC 350"), the Company performs an impairment test for goodwill annually, or more frequently in the event that a triggering event has occurred. December 31st is the Company's annual testing date associated with its goodwill.
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
In accordance with ASC 350, a company may elect to perform a qualitative assessment to determine whether the quantitative impairment test is required. If the company elects to perform a qualitative assessment, the quantitative impairment test is required only if the conclusion is that it is more likely than not that the reporting unit's fair value is less than its carrying amount. If a company bypasses the qualitative assessment, the quantitative goodwill impairment test should be followed in Step 1.
Step 1 compares the fair value of the reporting unit to its carrying value to identify and measure any potential impairment. The reporting unit fair value is based upon consideration of various valuation methodologies. Declines in volumes or rates from those forecasted, or other changes in assumptions, may result in a change in management's estimate and result in an impairment.
K. Debt Discount and Debt Issuance Costs – Costs incurred for the issuance of new debt are capitalized and amortized into interest expense over the debt term. Issuance costs related to long-term debt are recorded as a direct deduction from the carrying amount of that debt liability, net of accumulated amortization. Issuance costs related to line-of-credit arrangements however, are presented as an asset instead of a direct deduction from the carrying amount of the debt. In accordance with ASC 470, Debt ("ASC 470"), the Company recorded its 5.875% Convertible Senior Notes due 2025 ("5.875% Convertible Notes") at the aggregate principal amount, less discount. The Company is amortizing the debt discount over the life of the 5.875% Convertible Notes as additional non-cash interest expense utilizing the effective interest method. Refer to Note 14 ("Debt") for additional information.
L. Asset Retirement Obligations – The Company follows ASC 410-20, Asset Retirement Obligations ("ARO"), which requires that an asset retirement obligation ("ARO") associated with the retirement of a long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The Company recognized an existing ARO in conjunction with the acquisition of the GIGS in June of 2015.
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
◦Under the Company's oil and natural gas supply, transportation and distribution performance obligations, the customer simultaneously receives and consumes the benefit of the services as the commodities are delivered. Therefore, the transaction price is allocated proportionally over the series of identical performance obligations with each contract. The transaction price is calculated based on (i) index price, plus a contractual markup in the

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
case of natural gas supply agreements (considered variable due to fluctuations in the index), (ii) Federal Energy Regulatory Commission ("FERC") regulated rates or negotiated rates in the case of transportation agreements and (iii) contracted amounts (with annual CPI escalators) in the case of the Company's distribution agreement. Based on the nature of the agreements, revenue for all but one of the Company's oil and natural gas supply, transportation and distribution performance obligations is recognized on a right to invoice basis as the performance obligations are met, which represents what the Company expects to receive in consideration and is representative of value delivered to the customer. The Company has a contract with one customer, Spire, Inc. ("Spire"), that has fixed pricing which varies over the contract term. For this specific contract, the transaction price has been allocated ratably over the contractual performance obligation beginning in 2018 with the adoption of ASC 606. All invoicing is done in the month following service, with payment typically due a month from invoice date.
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
◦When PLA is paid in-kind, the barrels are valued at current market price less standard deductions, recorded as inventory and recognized as non-cash consideration revenue, concurrent with related transportation services. PLA paid in cash is treated in the same way as in-kind, but no inventory is created. In accordance with ASC 606, when control of the PLA volumes has been transferred to the purchaser, the Company records this as revenue at the contractual sales price within PLA revenue and PLA cost of revenues.
◦Under a contract with the Department of Defense ("DOD"), gas sales and cost of gas sales are presented on a net basis in the transportation and distribution revenue line. The Company continues to present the gas sales and cost of gas sales on a net basis upon adoption of ASC 606.
•Pipeline loss allowance subsequent sales and cost of revenue - PLA volumes received in-kind by the Company that are initially recorded in inventory and subsequently sold are recorded in pipeline loss allowance subsequent sales at the market price less standard deductions for which they are contractually sold. At the time of the sale, the cost of the PLA volumes sold are expensed in pipeline loss allowance subsequent sales cost of revenue based on the carrying value of those volumes, which is valued using an average costing method at the lower of cost or net realizable value.
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
•Lease revenue – Refer to Note 5 ("Leased Properties And Leases"), for the Company's lease revenue recognition policy.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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
R. Stock-based Compensation - The fair value of share-based payments is estimated using the quoted market price of the Company's common stock and pricing models as of the date of grant as further discussed in Note 16 ("Stockholder's Equity"). The resulting cost is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. Forfeitures are accounted for in the period in which they occur. In addition to service-based awards, the Company grants fully vested Common Stock to the Board of Directors and certain members of the executive team.
S. Earnings (Loss) Per Share – Subsequent to the issuance of our Class B Common Stock in July of 2021, the Company applies the two-class method for calculating and presenting earnings (loss) per common share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared or accumulated and participation rights in undistributed earnings and losses of all participating securities. Under this method:
i.Income or loss from continuing operations (“net income”) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends that must be accumulated for the current period.
ii.The remaining earnings or loss (“undistributed earnings or loss”) are allocated to the participating securities to the extent each security may share in earnings as if all the earnings or losses for the period had been distributed.
iii.The total distributed and undistributed earnings and losses are allocated to each participating security which is then divided by the number of weighted average outstanding shares of the participating security to which the earnings are allocated to determine the earnings or loss per share for the participating security.
iv.Basic and diluted net income or loss per share data are presented for each class of common stock.
In applying the two-class method, the Company determined undistributed earnings and losses should be allocated equally on a pro rata basis between the Common Stock and the Class B Common Stock due to the contractual participation rights of the Class B Common Stock which participate pari-passu with Common Stock in regard to undistributed earnings and losses.
T. Federal and State Income Taxation – The Company is treated as a REIT for federal income tax purposes. Because certain of its assets may not produce REIT-qualifying income or be treated as interests in real property, those assets are held in wholly owned taxable REIT subsidiaries ("TRSs") in order to limit the potential that such assets and income could prevent the Company from qualifying as a REIT.
As a REIT, the Company holds and operates certain of its assets through one or more wholly owned TRSs. The Company's use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and also allows it to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
In the future, the Company may elect to reorganize and transfer certain assets or operations from its TRSs to the Company or other subsidiaries, including qualified REIT subsidiaries.
The Company's other investments were limited partnerships or limited liability companies which were treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reported its allocable share of taxable income in computing its own taxable income. To the extent held by a TRS, the TRS's tax expense or benefit was included in the Consolidated Statements of Operations based on the component of income or gains and losses to which such expense or benefit related. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. It is expected that for the year ended December 31, 2022, and future periods, any deferred tax liability or asset generated will be related entirely to the assets and activities of the Company's TRSs.
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
In March of 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)" ("ASU 2020-04"). In response to concerns about structural risks of interbank offered rates including the risk of cessation of the London Interbank Offered Rate ("LIBOR"), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable and less susceptible to manipulation. The provisions of ASU 2020-04 are elective and apply to all entities, subject to meeting certain criteria, that have debt or hedging contracts, among other contracts, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04, among other things, provides optional expedients and exceptions for a limited period of time for applying GAAP to these contracts if certain criteria are met to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. In September 2022, certain Company parties entered into a First Amendment to Crimson's Amended and Restated Credit Agreement, to replace LIBOR with the Secured Overnight Financing Rate ("SOFR"). The Company adopted this amendment in September 2022 with the First Amendment to Crimson's Amended and Restated Credit Agreement. The amendment did not have a material impact on the Company's consolidated financial statements.
3. ACQUISITIONS
On February 4, 2021 (effective February 1, 2021), the Company completed the acquisition of an interest in Crimson (which includes a 49.50% voting interest and all of the Class B-1 Units of Crimson which encompasses the right to receive 100.0% of the economic benefit of Crimson's business, after satisfying the priority rights of (i) the Class A-1 Units to receive distributions on each unit equal to the dividends on a share of the Company’s Series A Preferred Stock and (ii) the Class A-2 and A-3 Units to receive distributions on each unit equal to dividends on a share of the Company’s Class B Common Stock (the "Crimson Transaction") for total consideration with a fair value of $343.8 million after giving effect to the initial working capital adjustments. The Company has the right to acquire the remaining 50.50% voting interest, subject to approval by the California Public Utility Commission ("CPUC"). After giving effect to initial working capital adjustments, the consideration consisted of a combination of cash on hand of $74.6 million, commitments to issue new common and preferred equity valued at $115.3 million, contribution to the sellers of the GIGS asset with a fair value of $48.9 million and $105.0 million in new term loan and revolver borrowings, all as detailed further below. The consideration was subject to a final working capital adjustment. Crimson is a CPUC-regulated crude oil pipeline owner and operator, and its assets include four critical infrastructure pipeline systems spanning approximately 2,000 miles (including approximately 1,100 active miles) across northern, central and southern California, connecting California crude production to in-state refineries.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
To effect the Crimson Transaction, on February 4, 2021, the Company entered into and consummated a Membership Interest Purchase Agreement (the "MIPA") with CGI Crimson Holdings, L.L.C. ("Carlyle"), Crimson, and John D. Grier and certain affiliated trusts of Grier (the "Grier Members"). Pursuant to the terms of the MIPA, the Company acquired all of the economic interests of Crimson owned by Carlyle for consideration consisting of approximately $66.0 million in cash (net of initial working capital adjustments) and the transfer to Carlyle of the Company's interest in GIGS (as further described in Note 5 ("Leased Properties And Leases")). Crimson Midstream Operating LLC ("Crimson Midstream Operating"), a subsidiary of Crimson, and Corridor MoGas, Inc. ("Corridor MoGas"), a subsidiary of the Company, also entered into a $105.0 million Amended and Restated Credit Agreement with Wells Fargo (as further described below and in Note 14 ("Debt")).
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
In June 2021, a working capital adjustment was made for the Crimson Transaction, which resulted in an increase in the assets acquired of $1.8 million. As a result the Company issued an additional 37,043 Class A-1 Units to the Grier Members for their 50.50% ownership interest and paid an additional $908 thousand in cash for the ownership interest the Company purchased. The newly issued units resulted in an increase in the aggregate value of non-controlling interest of $883 thousand and increased the Grier Members' total Class A-1 Units to 1,650,245.
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
(1) Amounts recorded for property and equipment include land, buildings, lease assets, leasehold improvements, furniture, fixtures and equipment. During the three months ended June 30, 2021, the Company recorded a $1.8 million working capital adjustments primarily related to the valuation of land. During the three months ended December 31, 2021, the Company recorded measurement period adjustments relating to (i) rights-of-way and pipelines, which resulted in $734 thousand additional depreciation for the year ended December 31, 2021 and (ii) accrued office lease in the amount of $250 thousand, which is netted against the $1.8 million working capital adjustment.

(2) Includes a non-controlling interest for Grier Members' equity consideration in the Crimson Class A-1, Class A-2, and Class A-3 Units (including the 37,043 newly issued Class A-1 Units) with a total fair value of $116.2 million. Refer to "Fair Value of Non-controlling Interest" below and Note 16 ("Stockholders' Equity") for further details.

(3) In addition to the newly issued Class A-1 Units, CorEnergy also paid $908 thousand in cash as a contribution to Crimson Midstream Holdings, LLC.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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
Fair Value of Non-controlling Interest
The fair value of the non-controlling interest for each of the Crimson Class A-1, Class A-2 and Class A-3 Units was determined from an external valuation performed by an unrelated third-party specialist. As described in Note 16 ("Stockholders' Equity"), the holders of the Crimson A-1, Class A-2 and Class A-3 Units have the right to receive any distributions that the Company's Board of Directors determines would be payable as if they held (initially) the shares of Series C Preferred Stock, Series B Preferred Stock and Class B Common Stock, respectively, with all distributions on Class A-1 Units becoming tied to the Company's Series A Preferred Stock as of June 30, 2021 and distributions on the Class A-2 Units becoming tied to the Class B Common Stock as of July 7, 2021, as further described in Note 16 ("Stockholders' Equity"). To determine the fair value of the units on February 1, 2021, the third-party valuation specialists developed a Monte Carlo model to simulate a distribution of future prices underlying the CorEnergy securities associated with the Crimson Class A-1, Class A-2, and Class A-3 Units. The fair value measurement is based on observable inputs related to the Company's Common Stock and Series A Preferred Stock, including stock price, historical volatility and dividend yield. The fair value measurement is also based on significant inputs not observable in the market and thus represent Level 3 measurements. The significant unobservable inputs include a discount rate of 11.88% for the Class A-1 Units and 11.75% for the Class A-3 Units. The valuation for the Class A-2 Units assumed stockholder approval would be received to exchange the Class A-2 Units to Class B Common Stock instead of Series B Preferred Stock. Therefore, the valuation mirrors the assumptions utilized for the Class A-3 Units.
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
Pro Forma Results of Operations (Unaudited)
The following selected comparative unaudited pro forma revenue information for the year ended December 31, 2021, assumes that the Crimson acquisition occurred at the beginning of 2021, and reflects the full results for the period presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company's accounting policies. The Company has excluded pro forma information related to net earnings (loss) as it is impracticable to provide the information because Crimson was part of a larger entity that was separated via a common control transfer at the closing of the Crimson Transaction. As a result, quarterly financial information has not been carved-out for the Crimson entities acquired in prior quarterly periods.

Pro Forma Year Ended
December 31, 2021
Revenues	$136,921,819
Corridor InfraTrust Management, LLC

On July 6, 2021, the Company consummated the internalization (the "Internalization") of the Company’s management company, Corridor, pursuant to the previously announced Contribution Agreement, dated as of February 4, 2021 (the Contribution

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
Agreement”), by and among the Company and the contributors a party thereto (the Contributors"). Pursuant to the Contribution Agreement and following approval by the Company’s stockholders, the Company, acquired Corridor, which owns the assets used by Corridor to perform management functions previously provided to the Company under the Management Agreement. Upon closing of the Internalization, the Company became an internally managed REIT. Prior to the Internalization, the Company and Corridor were parties to that certain Management Agreement, dated May 8, 2015 (as amended the "Management Agreement"), and that certain Administrative Agreement, dated December 1, 2011 (as amended, the "Administrative Agreement"). As an internally managed company, the Company no longer pays Corridor any fees or expense reimbursements arising from the Management Agreement but rather incurs Corridor's direct employee compensation and office-related expenses.

The Internalization was consummated for a purchase price of approximately $14.6 million, payable in equity. Pursuant to the Contribution Agreement, the Company issued to the Contributors, based on each Contributor's percentage ownership in Corridor, an aggregate of: (i) 1,153,846 shares of Common Stock, (ii) 683,761 shares of Class B Common Stock, and (iii) 170,213 depositary shares of Series A Preferred Stock (collectively with the Common Stock and Class B Common Stock, the "Internalization Consideration"). At closing, the Management Agreement and Administrative Agreement were both effectively terminated.
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
When PLA is paid in-kind, the barrels are valued at current market price less standard deductions, recorded as inventory and recognized as non-cash consideration revenue, concurrent with related transportation services. PLA paid in cash is treated in the same way as in-kind, but no inventory is created. In accordance with ASC 606, when control of the PLA volumes has been transferred to the purchaser, the Company records this non-cash consideration as revenue at the contractual sales price within PLA revenue and PLA cost of revenues.
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
The table below summarizes the Company's contract liability balance related to its transportation and distribution revenue contracts as of December 31, 2022 and 2021:

	Contract Liability(1)
	December 31, 2022	December 31, 2021
Beginning Balance January 1	$5,339,364	$6,104,979
Unrecognized Performance Obligations	1,175,824	199,405
Recognized Performance Obligations	(587,315)	(965,020)
Ending Balance December 31	$5,927,873	$5,339,364
(1) The contract liability balance is included in unearned revenue in the Consolidated Balance Sheets.
The Company's contract asset balances were immaterial as of both December 31, 2022 and 2021. The Company also recognized deferred contract costs related to incremental costs to obtain a transportation performance obligation contract, which are amortized on a straight-line basis over the remaining term of the contract. As of December 31, 2022, the remaining unamortized deferred contract costs balance was $756 thousand. The contract asset and deferred contract costs balances are included in prepaid expenses and other assets in the Consolidated Balance Sheets.
The following is a breakout of the Company's transportation and distribution revenue for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022		2021		2020
Crude oil transportation revenue	$100,351,627	82.2%	$94,935,160	81.5%	$—	—%
Natural gas transportation contracts	15,415,891	12.6%	15,222,145	13.1%	12,840,795	64.3%
Natural gas distribution contracts	4,899,750	4.0%	4,785,548	4.1%	4,782,284	23.9%
Other	1,341,500	1.2%	1,593,759	1.3%	2,349,272	11.8%
Total	$122,008,768	100.0%	$116,536,612	100.0%	$19,972,351	100.0%

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
5. LEASED PROPERTIES AND LEASES
Prior to 2021, the Company primarily acquired midstream and downstream assets in the U.S. energy sector such as pipelines, storage terminals, and gas and electric distribution systems, and, historically, leased many of these assets to operators under triple-net leases. The Company's leased property was classified as an operating lease and was recorded as leased property in the Consolidated Balance Sheets. Base rent related to the Company's leased property was recognized on a straight-line basis over the term of the lease when collectability was probable. Participating rent was recognized when it was earned, based on the achievement of specified performance criteria. Base and participating rent were recorded as lease revenue in the Consolidated Statements of Operations. The Company regularly evaluated the collectability of any deferred rent receivable on a lease-by-lease basis. The evaluation primarily included assessment of the financial condition and credit quality of the Company's tenants, changes in tenants' payment history and current economic factors. When the collectability of the deferred rent receivable or future lease payments were no longer probable, the Company recognized a write-off of the deferred rent receivable as a reduction of revenue in the Consolidated Statements of Operations.
The Company divested the last of its material leased assets, including (i) GIGS on February 4, 2021 as described further below and (ii) the Pinedale LGS on June 30, 2020 in a sale to its tenant, Ultra Wyoming, LLC ("Ultra Wyoming") pursuant to the terms of the sale agreement approved by the U.S. Bankruptcy Court overseeing the bankruptcy proceedings of Ultra Wyoming and its parent company, Ultra Petroleum Corp ("UPL").
Sale and Impairment of the Grand Isle Gathering System
During 2020, the nonpayment of rent by the tenant of the GIGS (the "EGC Tenant") along with the significant decline in the global oil market triggered indicators of impairment for the GIGS asset. As a result, the Company recognized a $140.3 million loss on impairment of leased property related to the GIGS asset in the Consolidated Statements of Operations for the year ended December 31, 2020. The Company also previously recognized deferred rent receivable for the lease agreement for the Grand Isle Gathering Lease (the Grand Isle Lease Agreement"), which primarily represented timing differences between the straight-line revenue recognition and contractual lease receipts over the lease term. Given the EGC Tenant's nonpayment of rent and the Company's expectations surrounding the collectability of the contractual lease payments under the lease, the Company recognized a non-cash write-off of the deferred rent receivable of $30.1 million. The non-cash write-off was recognized as a reduction of revenue in the Consolidated Statements of Operations for the year ended December 31, 2020.
As discussed in Note 3 ("Acquisitions"), on February 4, 2021, the GIGS asset was used as partial consideration for the acquisition of the Company's interest in Crimson resulting in its disposal, along with the ARO (collectively, the "GIGS Disposal Group"), which was assumed by the sellers. Upon meeting the held-for-sale criteria in mid-January 2021, the Company ceased recording depreciation on the GIGS asset. The GIGS asset had a carrying value of $63.5 million and the ARO had a carrying value of $8.8 million, or a net carrying value of $54.7 million for the GIGS Disposal Group. The GIGS asset had a fair value of approximately $48.9 million at the time of disposal, which was determined by a discounted cash flow model and utilized the forecast of a market participant and its expected operation of the asset. The fair value measurement is also based on significant inputs not observable in the market and thus represent Level 3 measurements. The significant unobservable inputs include a discount rate of 11.75%. The contribution of the GIGS Disposal Group resulted in a loss on impairment and disposal of leased property of $5.8 million in the Consolidated Statements of Operations in the first quarter of 2021.
Termination of the Grand Isle Lease Agreement
As described in Note 12 ("Commitments And Contingencies"), in connection with the GIGS disposition, the Company and Grand Isle Corridor entered into a Settlement and Mutual Release Agreement (the "Settlement Agreement") with the EGC Tenant and related parties related to the previously reported litigation between them and terminated the Grand Isle Lease Agreement. The termination of the Grand Isle Lease Agreement resulted in the write-off of deferred lease costs of $166 thousand, which is recorded as a loss on termination of lease in the Consolidated Statements of Operations for the year ended December 31, 2021.
Sale and Impairment of the Pinedale Liquids Gathering System
On April 14, 2020, UPL, the parent and guarantor of the lease obligations of the tenant and operator of the Company's Pinedale LGS, announced that its significant indebtedness and extremely challenging current market conditions raised a substantial doubt about its ability to continue as a going concern. The going concern qualification in UPL's financial statements filed in its 2019 Annual Report on Form 10-K resulted in defaults under UPL's credit and term loan agreement. UPL also disclosed that it elected not to make interest payments on certain outstanding indebtedness, triggering a 30-day grace period. If such interest payments were not made by the end of the grace period, an event of default would occur, potentially causing its outstanding indebtedness to become immediately due and payable. UPL further disclosed that if it was unable to obtain sufficient additional capital to repay the outstanding indebtedness and sufficient liquidity to meet its operating needs, it may be necessary for UPL to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
On May 14, 2020, UPL filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The filing included Ultra Wyoming, the operator of the Pinedale LGS and tenant under the lease agreement for Pinedale LGS (the "Pinedale Lease Agreement") with the Company's indirect wholly owned subsidiary Pinedale Corridor, LP ("Pinedale LP"). The bankruptcy filing of both the guarantor, UPL, and the tenant constituted defaults under the terms of the Pinedale Lease Agreement. The bankruptcy filing imposed a stay of CorEnergy's ability to exercise remedies for the foregoing defaults. Ultra Wyoming also filed a motion to reject the Pinedale Lease Agreement, with a request that such motion be effective June 30, 2020. Pending the effective date of the rejection, Section 365 of the Bankruptcy Code generally requires Ultra Wyoming to comply on a timely basis with the provisions of the Pinedale Lease Agreement, including the payment provisions. Accordingly, the Company received the rent payments due on the first day of April, May and June 2020.
Pinedale LP, along with the Prudential Insurance Company of America ("Prudential"), the lender under the Amended Pinedale Term Credit Facility discussed in Note 14 ("Debt"), commenced discussions with UPL, which resulted in UPL presenting an initial offer to purchase the Pinedale LGS. The Amended Pinedale Term Credit Facility was secured by the Pinedale LGS and was not secured by any assets of CorEnergy or its other subsidiaries.
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
During the negotiation and closing of the sale of the Pinedale LGS to Ultra Wyoming, the Company determined that impairment indicators existed because the value to be received from the sale was less than the carrying value of the asset of $164.5 million. As a result of these indicators and the sale of the Pinedale LGS, the Company recognized a loss on impairment and disposal of leased property in the Consolidated Statement of Operations of approximately $146.5 million for the year ended December 31, 2020. Further, the sale of the Pinedale LGS resulted in the termination of the Pinedale Lease Agreement, and the Company recognized a loss on termination of lease of approximately $458 thousand for the year ended December 31, 2020. These losses were partially offset by the settlement of the Amended Pinedale Term Credit Facility with Prudential (as discussed above and in Note 14 ("Debt"), which resulted in a gain on extinguishment of debt of $11.0 million for year ended December 31, 2020.
LESSOR - LEASED PROPERTIES
Beginning in 2019, the Company concluded that Omega's long-term contract with the DOD to provide natural gas distribution to Fort Leonard Wood through the Omega Pipeline System meets the definition of a lease under ASC 842. Omega is the lessor in the contract and the lease is classified as an operating lease. The Company noted the non-lease component is the predominant component in the lease, and the timing and pattern of transfer of the lease component and the associated non-lease component are the same. As discussed in Note 2 ("Significant Accounting Policies"), the Company elected not to separate lease and related non-lease components if the non-lease components otherwise would be accounted for in accordance with the revenue standard under ASC 606; therefore, the Company continues to account for the DOD contract under the revenue standard.

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
LESSEE - LEASED PROPERTIES
The Company's operating subsidiaries currently lease land, corporate office space, single-use office space and equipment. During the year ended December 31, 2021, the Company acquired additional right-of-use assets and lease liabilities in connection with the Crimson Transaction and the Internalization, and the Company signed a new lease for the Denver corporate office. Crimson entered into a new corporate office lease which will commence upon possession of the property, which is anticipated during the first-half of 2023. No lease payments are due for the first year. No right-of-use asset or operating lease liability has been recorded as of December 31, 2022. The Company's leases are classified as operating leases and are presented as operating right-of-use assets and operating lease liability on the Consolidated Balance Sheet. The Company recognizes lease expense in the Consolidated Statements of Operations on a straight-line basis over the remaining lease term. The Company noted the following information regarding its operating leases for the years ended December 31, 2022 and 2021:

	For the Year Ended
	December 31, 2022	December 31, 2021
Lease cost:
Operating lease cost	$1,786,402	$1,462,136
Short term lease cost	—	229,166
Total lease cost	$1,786,402	$1,691,302
The following table reflects the weighted average lease term and discount rate for leases in which the Company is a lessee:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term - operating leases (in years)	11.0	10.0
Weighted-average discount rate - operating leases	7.45%	7.04%

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The following table represents cash flow and supplemental information for leases in which the Company is a lessee:

	For the Year Ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used on operating leases	$1,783,822	$1,691,894

Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	66,385	372,380
(1) Includes lease extension.
The following table reflects the undiscounted cash flows for future minimum lease payments under non-cancellable operating leases reconciled to the Company's lease liabilities on our Consolidated Balance Sheet as of December 31, 2022:

For the Years Ending December 31,	Operating Leases
2023	1,215,193
2024	475,209
2025	419,068
2026	464,849
2027	464,849
Thereafter	3,972,700
Total	7,011,868
Less: Present Value Discount	2,315,458
Operating Lease Liabilities	$4,696,410
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
Four Wood Corridor Financing Notes Receivable
On August 10, 2021, the terms of the financing notes between Four Wood Corridor, LLC, a subsidiary of the Company, and Compass SWD, LLC (the "Compass REIT Loan") were amended (i) to extend the maturity date from November 30, 2024 to July 31, 2026 and (ii) to reduce payments to $24 thousand per month through the maturity date beginning as of August 31, 2021. Additionally, the amended Compass REIT Loan will continue to accrue interest at an annual rate of 12.0%. As of December 31, 2022 and December 31, 2021, the Compass REIT Loan was recorded, net of allowance at $858 thousand and $1.0 million, respectively.
On May 22, 2020, the terms of the Compass REIT Loan were amended (i) to extend the maturity date from June 30, 2021 to November 30, 2024 and (ii) to reduce payments to interest only through December 31, 2020. Additionally, the amended Compass REIT Loan will continue to accrue interest at an annual rate of 8.5% through May 31, 2021. Subsequent to May 31, 2021, interest will accrue at an annual rate of 12.0%. Monthly principal payments of approximately $11 thousand resumed on January 1, 2021 and increase annually beginning on June 30, 2021 through the maturity date.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
7. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of December 31, 2022 and 2021, are as follows:

Deferred Tax Assets and Liabilities
	December 31, 2022	December 31, 2021
Deferred Tax Assets:
Deferred contract revenue	$1,230,985	$1,333,510
Net operating loss carryforwards	7,027,439	6,929,821
Capital loss carryforward	92,418	92,418
Other	338	366
Sub-total	$8,351,180	$8,356,115
Valuation allowance	(5,168,148)	(3,891,342)
Sub-total	$3,183,032	$4,464,773
Deferred Tax Liabilities:
Cost recovery of fixed assets	$(4,386,744)	$(4,187,621)
Other	(88,588)	(70,867)
Sub-total	$(4,475,332)	$(4,258,488)
Total net deferred tax (liability) asset	$(1,292,300)	$206,285
The total deferred tax assets and liabilities presented above relate to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of December 31, 2022 and 2021, the Company had no uncertain positions. Tax years subsequent to the year ended December 31, 2018, remain open to examination by federal and state tax authorities.
As of December 31, 2022 and 2021, the TRSs had cumulative net operating loss carryforwards ("NOL") of $29.2 million and $28.7 million, respectively. Net operating losses of $26.4 million generated during the years ended December 31, 2022, 2021, 2020, 2019, and 2018 may be carried forward indefinitely, subject to limitation. Net operating losses generated for years prior to December 31, 2018 may be carried forward for 20 years. If not utilized, the net operating loss will expire as follows: $328 thousand, $176 thousand, $328 thousand, and $1.9 million in the years ending December 31, 2034, 2035, 2036 and 2037, respectively. The Company also has a capital loss carryforward of $440 thousand as of December 31, 2022 and 2021, respectively, which if not utilized, will expire as of December 31, 2024.
Management assessed the available evidence and determined that it is more likely than not that the capital loss carryforward will not be utilized prior to expiration. Due to the uncertainty of realizing this deferred tax asset, a valuation allowance of $92 thousand was recorded equal to the amount of the tax benefit of this carryforward at December 31, 2022 and 2021. Additionally, the Company determined that certain of the federal and state net operating losses would not be utilized prior to their expiration. Due to the uncertainty of realizing these deferred tax assets, a valuation allowance of $5.2 million was recorded as of December 31, 2022 and $3.8 million as of December 31, 2021. In the future, if the Company concludes, based on existence of sufficient evidence, that it should realize more or less of the deferred tax assets, the valuation allowance will be adjusted accordingly in the period such conclusion is made.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permitted NOL carryovers and carrybacks to offset 100.0% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allowed NOLs originating in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Certain of the Company’s TRSs have NOLs totaling approximately $1.2 million were eligible for carryback under the CARES Act. The benefit of these carrybacks has been recorded as an increase to income taxes receivable and a reduction to deferred tax assets. Certain NOLs which were initially measured at the current corporate income tax rate of 21.0% are being carried back to offset taxable income that was taxed at a pre-Tax Cuts and Jobs Act of 2017 rate of 34%. The benefit received from the rate differential is reflected in the income tax provision for the year ended December 31, 2020.
Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21% for the years ended December 31, 2022, 2021 and 2020, to income or loss from operations and other income and expense for the years presented, as follows:

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Income Tax Expense (Benefit)
	For the Years Ended December 31,
		As Restated
	2022	2021	2020
Application of statutory income tax rate	$(2,327,764)	$(278,726)	$(64,292,012)
State income taxes, net of federal tax benefit	68,320	681,342	35,371
Income of Real Estate Investment Trust not subject to tax	2,664,761	532,952	64,331,160
Increase in valuation allowance	1,276,806	3,159,313	—
Other	(10,212)	(20,122)	(159,377)
Total income tax expense (benefit)	$1,671,911	$4,074,759	$(84,858)
Total income taxes are computed by applying the federal statutory rate of 21% plus a blended state income tax rate.
For the years ended December 31, 2022, 2021 and 2020, all of the income tax expense (benefit) presented above relates to the assets and activities held in the Company's TRSs. The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Years Ended December 31,
	2022	2021	2020
Current tax expense (benefit)
Federal	$141,544	$(7,154)	$(420,074)
State (net of federal tax benefit)	31,783	5,623	24,231
Total current tax expense (benefit)	$173,327	$(1,531)	$(395,843)
Deferred tax expense
Federal	$947,036	$3,400,571	$299,845
State (net of federal tax benefit)	551,548	675,719	11,140
Total deferred tax expense	$1,498,584	$4,076,290	$310,985
Total income tax expense (benefit), net	$1,671,911	$4,074,759	$(84,858)
The Company elected, effective for the 2013 tax year, to be treated as a REIT for federal income tax purposes. The Company's REIT election, assuming continued compliance with the applicable tests, will continue in effect for subsequent tax years. The Company satisfied the annual income test and the quarterly asset tests necessary for us to qualify to be taxed as a REIT for 2022, 2021 and 2020.
8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	December 31, 2022	December 31, 2021
Land	$24,989,784	$24,989,784
Crude oil pipelines	185,047,366	180,663,146
Natural gas pipeline	105,322,987	104,847,405
Right-of-way agreements	87,206,374	85,451,574
Pipeline related facilities	42,647,865	39,995,865
Tanks	33,092,825	30,679,194
Construction work in progress	10,495,266	8,581,560
Vehicles and trailers and other equipment	2,684,993	1,840,609
Office equipment and computers	1,569,698	1,403,090
Gross property and equipment	$493,057,158	$478,452,227
Less: accumulated depreciation	(52,908,191)	(37,022,034)
Net property and equipment	$440,148,967	$441,430,193
Depreciation expense was $16.0 million, $14.7 million, and $3.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

9. GOODWILL
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets on acquisition of a business. The carrying value of goodwill is not amortized, rather, it is assessed for impairment annually, or more frequently if events or changes in circumstances arise that suggest the carrying value of goodwill may be impaired. The Company performs its annual impairment test of the carrying value of goodwill on December 31 of each year.
Triggering events that potentially warrant an interim goodwill impairment test include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained declines in the Company’s stock price or market capitalization, considered both in absolute terms and relative to peers.
Based on sustained declines in the trading price of our common stock and other securities with an established trading market, we performed a Step 1 interim quantitative goodwill impairment test as of September 30, 2022, primarily using a market approach to determine the fair value of our reporting units. This assessment involved determining the fair value of our reporting units and comparing those values to the carrying value of each corresponding reporting unit. The carrying values of the reporting units exceeded their fair value and the goodwill impairment was measured at the amount by which the reporting unit’s carrying value exceeded its fair value, limited to a maximum of the goodwill recorded at each reporting unit. Fair value of our reporting units were primarily estimated using earnings multiples techniques as well as a reconciliation of our consolidated market capitalization to the fair value of all reporting units. The determination of fair value using the earnings multiples technique requires significant assumptions to be made in relation to the appropriateness of earnings multipliers for reporting units and other qualitative factors associated with our reporting units and business activities. As a result of this testing, we recorded a goodwill impairment charge of $16.2 million during the year ended December 31, 2022, which was included as a discrete line item on the Consolidated Statement of Operations. The $16.2 million goodwill impairment charge was comprised of $14.5 million associated with the Corridor reporting unit and $1.7 million associated with the MoGas reporting unit. As of December 31, 2022, there was no remaining goodwill recorded and therefore no additional goodwill subject to future risk of additional impairment.
As of December 31, 2021, the gross carrying value and net carrying value of the goodwill was $16.2 million.
As of December 31, 2022, the gross carrying value and the net carrying value of the goodwill was $0 following the $16.2 million impairment charge recorded during the year ended December 31, 2022.
The change in the net book value of goodwill for the years ended December 31, 2022 and 2021, was as follows:

	2022	2021
As of January 1,	$16,210,020	$1,718,868
Corridor Infrastructure Trust Acquisition	—	14,491,152
Loss on impairment	(16,210,020)	—
As of December 31,	$—	$16,210,020
10. CONCENTRATIONS
The Company has customer concentrations through several major customers that have contracted transportation revenues. Concentrations consist of the following:

	2022	2021	2020
	Percent of Revenues	Percent of Revenues	Percent of Revenues(1)
Phillips 66	11%	12%	NA
Shell Trading US Company	14%	17%	NA
Chevron Products Company	18%	20%	NA
PBF Holding Company	15%	13%	NA
Valero	7%	5%	NA
Spire	6%	6%	16%
Ameren Energy	4%	4%	11%
Department of Defense	4%	4%	15%
(1) The 2020 percent is calculated using consolidated revenues excluding the deferred rent receivable write-off recorded on GIGS for the year ended December 31, 2021.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
11. MANAGEMENT AGREEMENT
On February 4, 2021, the Company entered into a Contribution Agreement with the Contributors and Corridor, the Company's former external manager. Consummation of the transaction contemplated in the Contribution Agreement resulted in the Internalization of Corridor, which was approved by stockholders on June 29, 2021.
On June 29, 2021, the CorEnergy stockholders approved the Internalization. The Internalization transaction was completed on July 6, 2021. Pursuant to the Contribution Agreement, the Company issued to the Contributors, based on each Contributor's percentage ownership in Corridor, the Internalization Consideration.
As a result of the Internalization transaction, the Company now (i) owns all material assets of Corridor used in the conduct of the business, and (ii) is managed by officers and employees who previously worked for Corridor, and have become employees of the Company. Both the Management Agreement and the Administrative Agreement are no longer in effect upon the closing of the Internalization transaction. Additional information on the Internalization Transaction can be found in our Current Report on Form 8-K filed with the SEC on July 12, 2021.
Contemporaneously with the execution of the Contribution Agreement, the Company and Corridor entered into the First Amendment (the "First Amendment") to the Management Agreement that had the effect, beginning February 1, 2021, of (i) eliminating the management fee, (ii) providing a one-time, $1.0 million advance to Corridor to fund bonus payments to its employees in connection with the Internalization and (iii) providing payments to Corridor for actual employee compensation and office related expenses. Further, the First Amendment provided that, beginning April 1, 2021, the Company paid Corridor additional cash fees equivalent to the aggregate amount of all distributions that would accrue, if declared, on and after such date with respect to the securities to be issued as the Internalization Consideration pursuant to the Contribution Agreement (an amount, assuming payment on a cash basis equal to approximately $172 thousand per quarter). This agreement was in effect until the closing of the Internalization on July 6, 2021. The Company paid $53 thousand for declared dividends under this agreement.
Prior to Internalization, the terms of the Management Agreement provided for a quarterly management fee to be paid to Corridor equal to .25% (1.0% annualized) of the value of the Company's Managed Assets as of the end of each quarter. "Managed Assets" means the total assets of the Company (including any securities receivables, other personal property or real property purchased with or attributable to any borrowed funds) minus (A) the initial invested value of all non-controlling interests, (B) the value of any hedged derivative assets, (C) any prepaid expenses and (D) all of the accrued liabilities other than (1) deferred taxes and (2) debt entered into for the purpose of leverage. For purposes of the definition of Managed Assets, the Company's securities portfolio will be valued at then current market value. For purposes of the definition of Managed Assets, other personal property and real property assets will include real and other personal property owned and the assets of the Company invested, directly or indirectly, in equity interests in or loans secured by real estate or personal property (including acquisition related costs and acquisition costs that may be allocated to intangibles or are unallocated), valued at the aggregate historical cost, before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves. In light of previous provisions for loan losses on certain of the Company's energy infrastructure financing investments, Corridor voluntarily recommended, and the Company agreed, that effective on and after the Company's March 31, 2016 balance sheet date, solely for the purpose of computing the value of the Company's Managed Assets in calculating the quarterly management fee under the terms of the Management Agreement, that portion of the Management Fee attributable to such loans shall be based on the estimated net realizable value of the loans, which shall not exceed the amount invested in the loans as of the end of the quarter for which the Management Fee is to be calculated.
The Management Agreement also provided for payment of a quarterly incentive fee of 10.0% of the increase in distributions paid over a distribution threshold equal to $0.625 per share per quarter, and require that at least half of any incentive fees paid be reinvested in the Company's Common Stock. The foregoing description of the terms of the Management Agreement is qualified in its entirety by reference to the full terms of such agreement, which is incorporated by reference as an exhibit to this Report.
Fees incurred under the Management Agreement for the year ended December 31, 2022, 2021 and 2020 were $0, $322 thousand, and $5.1 million, respectively. The Management Agreement effectively terminated upon the signing of the Contribution Agreement on February 4, 2021. Thereafter, the Company paid the fees all related to reimbursement of Corridor employee compensation and office-related expenses under the First Amendment. For the year ended December 31, 2021, the fees incurred include $1.0 million related to a transaction bonus outlined in the Contribution Agreement and $1.6 million for reimbursement of Corridor employee compensation and office related expenses under the First Amendment. The Company also reimbursed Corridor for approximately $50 thousand in legal fees incurred in connection with the Internalization and paid investment advisors $1.9 million in connection with the execution of the Contribution Agreement. Fees incurred are reported in the General and Administrative line item on the Consolidated Statements of Operations.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The Company paid Corridor, as the Company's Administrator pursuant to an Administrative Agreement, an administrative fee equal to an annual rate of 0.04% of the value of the Company's Managed Assets, with a minimum annual fee of $30 thousand. Fees incurred under the Administrative Agreement for the years ended December 31, 2022, 2021 and 2020 were $0, $13 thousand, and $203 thousand, respectively, and are reported in the General and Administrative line item on the Consolidated Statements of Operations. The Administrative Agreement was effectively terminated upon the closing of the Internalization Transaction on July 6, 2021.

12. COMMITMENTS AND CONTINGENCIES
Crimson Legal Proceedings
In June 2016, Crimson discovered a leak on its Ventura pipeline located in Ventura County, California, at which time Crimson began remediation of the observed release and concurrently took the pipeline out of service. The pipeline was properly repaired and returned to service in June 2016. The remediation efforts are complete, the affected area has been restored, and Crimson has implemented a monitoring program for the area. In November 2018, Crimson was notified by the California State Water Resources Board of a Forthcoming Assessment of Administrative Civil Liability concerning alleged violations of the California Water Code related to this incident. Through pre-enforcement settlement discussion, Crimson and the California State Water Board reached a settlement requiring Crimson to pay a penalty which, in connection with final approval from the State of California, was set at $330 thousand, (including incidental charges) and was paid during the year ended December 31, 2021. Pursuant to such settlement, Crimson also must annually perform certain ongoing monitoring obligations related to the condition of the affected barranca. Additionally, in July 2020 Crimson entered into a Stipulation of Final Judgment related to the same incident with the Ventura County, California Department of Fish and Wildlife, Office of Oil Spill Response, pursuant to which Crimson agreed to pay penalties of $900 thousand plus reimbursement of certain investigative costs. Half of this settlement was paid during 2020 prior to the Crimson Transaction, and the remainder was paid during the three months ended September 30, 2021.

The Company also is subject to various other claims and legal proceedings covering a wide range of matters that arose in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
California Bonds Indemnification
The Company maintains certain agreements for indemnity and surety bonds with various California regulatory bodies. The total annual premium paid for the bonds currently outstanding is approximately $115 thousand, recorded in general and administrative expense.
13. FAIR VALUE
The following section describes the valuation methodologies used by the Company to estimate fair value of financial instruments for disclosure purposes only, as required under disclosure guidance related to the fair value of financial instruments.
Cash and Cash Equivalents — The carrying value of cash, amounts due from banks, federal funds sold and securities purchased under resale agreements approximates fair value.
Financing Notes Receivable — The carrying value of financing notes receivable approximates fair value. The financing notes receivable are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Financing notes with carrying values that are not expected to be recovered through future cash flows are written-down to their estimated net realizable value. Estimates of realizable value are determined based on unobservable inputs, including estimates of future cash flow generation and value of collateral underlying the notes. The carrying value of financing notes receivable approximates fair value.
Inventory — Inventory primarily consists of crude oil earned as in-kind PLA payments and is valued using an average costing method at the lower of cost or net realizable value.
Secured Credit Facilities — The fair value of the Company's long-term variable-rate debt under its secured credit facilities approximates carrying value.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
Unsecured Convertible Senior Notes — The fair value of the unsecured convertible senior notes is estimated using quoted market prices from either active (Level 1) or generally active (Level 2) markets.

Carrying and Fair Value Amounts
	Level within Fair Value Hierarchy	December 31, 2022		December 31, 2021
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial Assets:
5.875% Unsecured convertible senior notes	Level 2	116,323,530	79,093,500	115,665,830	111,144,075
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.

14. DEBT
The following is a summary of debt facilities and balances as of December 31, 2022 and 2021:

	Total Commitment or Original Principal	Quarterly Principal Payments(2)		December 31, 2022		December 31, 2021
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Crimson Secured Credit Facility:
Crimson Revolver	$50,000,000		5/3/2024	$35,000,000	8.41%	$27,000,000	4.11%
Crimson Term Loan	80,000,000	2,000,000	5/3/2024	66,000,000	8.22%	74,000,000	4.10%
Crimson Uncommitted Incremental Credit Facility	25,000,000		5/3/2024	—	—%	—	—%
5.875% Unsecured Convertible Senior Notes	120,000,000	—	8/15/2025	118,050,000	5.875%	118,050,000	5.875%
Total Debt				$219,050,000		$219,050,000
Less:
Unamortized deferred financing costs on 5.875% Convertible Senior Notes				$218,587		$301,859
Unamortized discount on 5.875% Convertible Senior Notes				1,507,883		2,082,311
Unamortized deferred financing costs on Crimson Term Loan(1)				665,547		1,275,244
Long-term debt, net of deferred financing costs				$216,657,983		$215,390,586
Debt due within one year				$10,000,000		$8,000,000
(1) Unamortized deferred financing costs related to the Company's revolving credit facility are included in Deferred Costs in the Assets section of the Consolidated Balance Sheets. Refer to the "Deferred Financing Costs" paragraph below.
(2) The required quarterly principal payments will increase from $2.0 million to $3.0 million beginning with the payment due September 30, 2023.
Crimson Credit Facility
On February 4, 2021, in connection with the Crimson Transaction, Crimson Midstream Operating and Corridor MoGas, (collectively, the "Borrowers"), together with Crimson, MoGas Debt Holdco LLC, MoGas, CorEnergy Pipeline Company, LLC, United Property Systems, Crimson Pipeline, LLC and Cardinal Pipeline, L.P. (collectively, the "Guarantors") entered into the Crimson Credit Facility with the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent for other participating lenders. The Crimson Credit Facility provides borrowing capacity of up to $155.0 million, consisting of: a $50.0 million revolving credit facility ("Crimson Revolver"), an $80.0 million term loan ("Crimson Term Loan") and an uncommitted incremental credit facility of $25.0 million. Upon closing of the Crimson Transaction described in Note 3 ("Acquisitions"), the Borrowers drew the $80.0 million Crimson Term Loan and $25.0 million on the Crimson Revolver. Subsequent to the initial closing, on March 25, 2021, Crimson contributed all of its equity interests in Crimson Midstream Services, LLC and Crimson Midstream I Corporation to Crimson Midstream Operating, and, effective as of May 4, 2021, such subsidiaries have become additional Guarantors pursuant to the Amended and Restated Guaranty Agreement and parties to the Amended and Restated Security Agreement and (in the case of Crimson Midstream I Corporation) the Amended and Restated Pledge Agreement. On September 14, 2022, the Borrowers completed the first amendment to the Amended and Restated Credit Agreement, which replaced the use of a LIBOR reference rate with the Secured Overnight Financing Rate ("SOFR"). On March 6, 2023, the Company completed the second amendment to the Amended and Restated Credit Agreement, which extended the maturity of the Crimson Credit Facility from its maturity on February 4, 2024 to May 3, 2024 and amended the applicable total leverage ratio in the first two quarters of 2023 from 2.50 to 2.75. Beginning in Q3 2023, the total leverage ratio steps down to 2.50 for the remainder of the term. Additionally, the required quarterly amortization of the term loan was increased from $2.0 million to $3.0 million beginning in the third quarter of 2023.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The loans under the Crimson Credit Facility mature on May 3, 2024. The Crimson Term Loan requires quarterly payments of $2.0 million in arrears on the last business day of March, June, September and December, commencing on June 30, 2021 and increasing to $3.0 million per quarter beginning September 30, 2023. Subject to certain conditions, all loans made under the Crimson Credit Facility shall, at the option of the Borrowers, bear interest at either (a) SOFR plus an adjustment based tenor ("Adjusted SOFR") plus a spread of 325 to 450 basis points, or (b) a rate equal to the highest of (i) the prime rate established by the Administrative Agent, (ii) the federal funds rate plus 0.5%, or (iii) the one-month Adjusted SOFR rate plus 1.0%, plus a spread of 225 to 350 basis points. The applicable spread for each interest rate is based on the Total Leverage Ratio (as defined in the Crimson Credit Facility). The effective interest rate for the Crimson Credit Facility was approximately 8.3% as of December 31, 2022.
Outstanding balances under the facility are guaranteed by the Guarantors pursuant to the Amended and Restated Guaranty Agreement and secured by all assets of the Borrowers and Guarantors (including the equity in such parties), other than any assets regulated by the CPUC and other customary excluded assets, pursuant to an Amended and Restated Pledge Agreement and an Amended and Restated Security Agreement. Pursuant to the second amendment, under certain circumstances, the stock and assets of the Company's Omega Gas Pipeline, LLC and Omega Gas Marketing subsidiaries must be pledged as collateral. Also, under certain circumstances, the proceeds from specified asset sales must be used to repay the term loan and revolving credit facility after which the borrowing availability under the revolving credit facility will be reduced to $30.0 million. Under the terms of the Crimson Credit Facility, as amended, the Borrowers and their restricted subsidiaries will be subject to certain financial covenants commencing with the fiscal quarter ended June 30, 2021 as follows (i): the total leverage ratio shall not be greater than: (a) 3.00 to 1.00 commencing with the fiscal quarter ended June 30, 2021 through and including the fiscal quarter ending December 31, 2021; (b) 2.75 to 1.00 commencing with the fiscal quarter ending March 31, 2022 through and including the fiscal quarter ending June 30, 2023; and (c) 2.50 to 1.00 commencing with the fiscal quarter ending September 30, 2023 and for each fiscal quarter thereafter and (ii) the debt service coverage ratio, shall not be less than 2.00 to 1.00.
Cash distributions to the Company from the Borrowers are subject to certain restrictions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability and available free cash flow. Pursuant to the second amendment, no distributions may be made from the co-borrowers to their parent until the proceeds of specified asset sales have been used to repay the loans and other financial conditions have been met. The Borrowers and their restricted subsidiaries are also subject to certain additional affirmative and negative covenants customary for credit transactions of this type. The Crimson Credit Facility contains default and cross-default provisions (with applicable customary grace or cure periods) customary for transactions of this type. Upon the occurrence of an event of default, payment of all amounts outstanding under the Crimson Credit Facility may become immediately due and payable at the election of the Required Lenders (as defined in the Crimson Credit Facility).
Contractual Payments
The remaining contractual principal payments as of December 31, 2022 are as follows:

Year	Crimson Term Loan	Crimson Revolver	5.875% Convertible Notes	Total
2023	10,000,000	—	—	10,000,000
2024	56,000,000	35,000,000	—	91,000,000
2025	—	—	118,050,000	118,050,000
Total Remaining Contractual Payments	$66,000,000	$35,000,000	$118,050,000	$219,050,000

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
Deferred Financing Costs
A summary of deferred financing cost amortization expenses for the years ended December 31, 2022, 2021 and 2020 is as follows:

Deferred Financing Cost Amortization Expense (1)(2)
	For the Years Ended December 31,
	2022	2021	2020
Crimson Credit Facility	$990,540	$899,304	$—
CorEnergy Credit Facility	—	47,879	574,541
Amended Pinedale Term Credit Facility	—	—	26,410
Total Deferred Debt Cost Amortization	$990,540	$947,183	$600,951
(1) Amortization of deferred debt issuance costs is included in interest expense in the Consolidated Statements of Operations.
(2) For the amount of deferred debt costs amortization relating to the 5.875% Convertible Notes included in the Consolidated Statements of Operations, refer to the Convertible Note Interest Expense table below.
CorEnergy Credit Facilities
Prior to the July 28, 2017 credit facility amendment and restatement, previously existing deferred financing costs related to the CorEnergy Credit Facility were approximately $1.8 million, of which approximately $1.6 million continued to be deferred and amortized under the amended and restated facility. Additionally, the Company incurred approximately $1.3 million in new debt issuance costs which were deferred and were being amortized over the term of the new facility. The total deferred financing costs of $2.9 million were being amortized on a straight-line basis over the 5-year term of the amended and restated CorEnergy Credit Facility prior to its termination in February 2021 (as described above). In connection with such termination, the Company wrote-off the remaining deferred debt costs of approximately $862 thousand as a loss on extinguishment of debt in the Consolidated Statement of Operations in the first quarter of 2021.
Convertible Debt
5.875% Convertible Notes
On August 12, 2019, the Company completed a private placement offering of $120.0 million aggregate principal amount of 5.875% Convertible Notes to the initial purchasers of such notes for cash in reliance on a registration exemption provided by Section 4(a)(2) of the Securities Act. The initial purchasers then resold the 5.875% Convertible Notes for cash equal to 100% of the aggregate principal amount thereof to qualified institutional buyers, as defined in Rule 144A under the Securities Act, in reliance on a registration exemption provided by Rule 144A. The 5.875% Convertible Notes mature on August 15, 2025 and bear interest at a rate of 5.875% per annum, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020.
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
Upon the occurrence of a make-whole fundamental change (as defined in the indenture governing the notes, and which includes the failure to maintain the Company’s common stock listing on the NYSE or Nasdaq), holders may require the Company to repurchase for cash all or any portion of their 5.875% Convertible Notes at a fundamental change repurchase price equal to 100.0% of the principal amount of the 5.875% Convertible Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date as prescribed in the Indenture. Following the occurrence of a make- whole fundamental change, or if the Company delivers a notice of redemption (as discussed below), the Company will, in certain circumstances, increase the applicable conversion rate for a holder that elects to convert its notes in connection with such make-whole fundamental change or notice of redemption.
The Company may not redeem the 5.875% Convertible Notes prior to August 15, 2023. On or after August 15, 2023, the Company may redeem for cash all or part of the 5.875% Convertible Notes, at its option, if the last reported sale price of its Common Stock has been at least 125.0% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will equal 100.0% of the principal amount of the 5.875% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
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
On April 29, 2020, the Company repurchased approximately $2.0 million face amount of its 5.875% Convertible Notes for approximately $1.3 million, including $24 thousand of accrued interest. The repurchase resulted in a gain on extinguishment of debt of $576 thousand recorded in the Consolidated Statements of Operations for the year ended December 31, 2020. As of December 31, 2022, the Company has $118.1 million aggregate principal amount of 5.875% Convertible Notes outstanding.
7.00% Convertible Notes
During the first quarter of 2020, certain holders elected to convert $416 thousand of 7.00% Convertible Notes for approximately 12,605 shares of Common Stock. On June 12, 2020, the Company paid $1.7 million in aggregate principal and $59 thousand in accrued interest upon maturity of the 7.00% Convertible Notes to extinguish the remaining debt outstanding.
The following is a summary of the impact of the Company's convertible notes on interest expense for the years ended December 31, 2022, 2021 and 2020:

Convertible Note Interest Expense
	For the Years Ended December 31,
	2022	2021	2020
5.875% Convertible Notes:
Interest Expense	$6,935,438	$6,935,438	$6,972,988
Discount Amortization	574,428	574,428	577,539
Deferred Debt Issuance Amortization	83,272	83,272	83,723
Total 5.875% Convertible Notes	$7,593,138	$7,593,138	$7,634,250

7.00% Convertible Notes:
Interest Expense	$—	$—	$55,331
Discount Amortization	—	—	6,682
Deferred Debt Issuance Cost Amortization	—	—	1,140
Total 7.00% Convertible Notes	$—	$—	$63,153
Total Convertible Notes	$7,593,138	$7,593,138	$7,697,403
Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the 5.875% Convertible Notes is approximately 6.4% for the years ended December 31, 2022, 2021, and 2020.
Note Payable
For the years ended December 31, 2022 and 2021, the Company entered into short-term financing agreements in order to fund corporate insurance needs. As of December 31, 2022, the outstanding balance on the note payable was $3.5 million. The note bears interest at 5.7% with monthly payments due until September 2023. As of December 31, 2021, the outstanding balance on the note payable was $863 thousand. The note bore interest at 3.6% with monthly payments made through February 2022.

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
In periods subsequent to the initial measurement of an ARO, the Company recognized changes in the liability resulting from (a) the passage of time through accretion expense and (b) revisions to either the timing or the amount of the estimate of undiscounted cash flows based on periodic revaluations. Future expected cash flows were based on subjective estimates and assumptions, which inherently included significant uncertainties which were beyond the Company's control. These assumptions represent Level 3 inputs in the fair value hierarchy. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.
In 2020, the Company revised its estimates to reflect a decrease in timing of the cash flows due to a change in the useful life of the ARO segments identified during the GIGS asset impairment discussed in Note 5 ("Leased Properties And Leases").
The following table is a reconciliation of the ARO as of December 31, 2022 and 2021:

Asset Retirement Obligation
	For the Years Ended December 31,
	2022	2021
Beginning asset retirement obligation	$—	$8,762,579
ARO accretion expense	—	40,546
ARO disposed	—	(8,803,125)
Ending asset retirement obligation	$—	$—

16. STOCKHOLDERS' EQUITY
STOCK-BASED COMPENSATION
On May 25, 2022, the Stockholders of the Company approved the CorEnergy Infrastructure Trust, Inc. Omnibus Equity Incentive Plan (the "Omnibus Plan") (3,000,000 shares of Common Stock authorized) which will allow the Company to grant equity awards to its employees, non-employee directors, and consultants in its employ or service (or the employ or service of any parent, subsidiary or affiliate). Incentive compensation programs play a pivotal role in the Company's effort to (i) attract and retain key personnel essential to its long-term growth and financial success, and (ii) align long term interests of recipients with the Company's stockholders. Under the Omnibus Plan, awards may be granted in the form of options, restricted stock, restricted stock units ("RSU"s), stock appreciation rights, Common Stock awards, cash-based awards and performance-based awards.
On May 26, 2022, the Company filed a Form S-8 registration statement with the SEC, pursuant to which it registered 3,000,000 shares of Common Stock for issuance under the Omnibus Plan. As of December 31, 2022, the Company has issued 80,817 shares of Common Stock and 674,312 RSUs (net of forfeitures) to directors and certain of the Company’s employees, respectively, under the Omnibus Plan resulting in remaining availability of 2,244,871 shares of Common Stock under the plan.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
Director Stock-Based Compensation
During the year ended December 31, 2022, members of the Board of Directors were granted 80,817 fully vested shares of Common Stock at an aggregated weighted average grant date fair value of $2.23 per share.
The Company recognized $180 thousand of expense in general and administrative expense for the year ended December 31, 2022 in connection with these grants.
Restricted Stock Units
The Company’s Board of Directors approved awards of restricted stock units, to certain of the Company’s employees under the Omnibus Plan. The number of awards granted to each employee is derived from the employee's bonus target and a 20-day volume weighted average price (VWAP) of CorEnergy's Common Stock with the number of RSUs fixed as of the grant date. The Company records stock-based compensation expense on a straight-line recognition method over the requisite service period for the entire award. Each RSU represents the right to receive one share of Common Stock at a future date. The RSUs vest over three years, with 1/3 vesting on March 15th each year. These RSUs will be settled within 30 days of vesting, and will accrue dividend equivalents equal to dividends declared on the Company's Common Stock over the vesting period which will be paid to the holder in cash or, at the discretion of the Compensation and Corporate Governance Committee of the Board, in the form of additional shares of Common Stock having a fair market value equal to the amount of such dividend equivalents upon vesting of the units. Forfeitures for the RSU's and dividend equivalents will be accounted for when they occur.
The following table represents the nonvested RSU activity for the year ended December 31, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	—	$—
Granted	682,890	2.58
Vested	—	—
Forfeited	(8,578)	2.58
Outstanding at December 31, 2022	674,312	$2.58
Expected to vest as of December 31, 2022	674,312
As of December 31, 2022, the estimated remaining unrecognized compensation cost related to stock-based compensation arrangements was $1.3 million. The weighted average period over which this remaining compensation expense is expected to be recognized is 2.20 years.

The following table presents the Company's stock-based compensation expense:

	For the Year Ended
	December 31, 2022	December 31, 2021
General and administrative expense	$540,891	$—
Transportation and distribution expense	71,226	—
Total	$612,117	$—
PREFERRED STOCK
The Company's authorized preferred stock consists of 69,367,000 shares with a par value of $0.001 per share. On January 27, 2015, the Company sold, in an underwritten public offering, 2,250,000 depositary shares, each representing 1/100th of a share of Series A Preferred Stock. Pursuant to this offering, the Company issued 22,500 whole shares of Series A Preferred Stock. On April 18, 2017, the Company closed a follow-on underwritten public offering of 2,800,000 depositary shares, each representing 1/100th of a share of 7.375% Series A Preferred Stock, at a price of $25.00 per depositary share. On May 10, 2017, the Company sold an additional 150,000 depositary shares at a public offering price of $25.00 per depositary share in connection with the underwriters' exercise of their over-allotment option to purchase additional shares. Following the offering, the Company had a total of 5,200,000 depositary shares outstanding, or 52,000 whole shares.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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
The Company's Board of Directors authorized a securities repurchase program for the Company to buy up to the remaining amount of its 7.00% Convertible Notes prior to maturity on June 15, 2020 and up to $5.0 million of its Common Stock and Series A Preferred Stock, which commenced March 21, 2020. Purchases were made through the program until it expired on August 20, 2020. During 2020, the Company repurchased 8,913 depositary shares of Series A Preferred Stock for approximately $162 thousand in cash.
As of December 31, 2022, the Company had a total of 5,181,027 depositary shares outstanding, or approximately 51,810 whole shares, with an aggregate par value of $51.81. See Note 22 ("Subsequent Events"), for further information regarding the declaration and payment of a dividend on the Series A Preferred Stock.
COMMON STOCK
As of December 31, 2022, the Company had 15,253,958 of common shares issued and outstanding.
CLASS B COMMON STOCK
On June 29, 2021, the stockholders approved (i) the issuance of Class B Common Stock upon conversion of the Series B Preferred Stock issuable pursuant to the terms of the Crimson Transaction, which will effectively make the Crimson Class A-2 Units exchangeable directly for Class B Common Stock following receipt of CPUC approval, and (ii) the issuance of Class B Common Stock pursuant to the terms of the Internalization. On July 6, 2021, the Company issued 683,761 Class B common shares to the Contributors as partial consideration for the Internalization transaction. The Crimson Class A-3 Units are also exchangeable directly for Class B Common Stock following receipt of CPUC approval.
NON-CONTROLLING INTEREST
As disclosed in Note 3 ("Acquisitions") as part of the Crimson Transaction, the Company and the Grier Members entered into the Third LLC Agreement of Crimson. Pursuant to the terms of the Third LLC Agreement, the Grier Members and the Company's interests in Crimson are summarized in the table below:

	As of December 31, 2022
	Grier Members	CorEnergy
	(in units, except as noted)
Economic ownership interests in Crimson Midstream Holdings, LLC
Class A-1 Units	1,650,245	—
Class A-2 Units	2,460,414	—
Class A-3 Units	2,450,142	—

Class B-1 Units	—	10,000

Voting ownership interests in Crimson Midstream Holdings, LLC
Class C-1 Units	505,000	495,000
Voting Interests of Class C-1 Units (%)	50.50%	49.50%
In June 2021, the final working capital adjustment was made for the Crimson Transaction, which resulted in an increase in the assets acquired of $1.8 million (as further described above in Note 3 ("Acquisition"). This resulted in 37,043 Class A-1 Units being issued to the Grier Members. The newly issued units resulted in an increase in non-controlling interest of $883 thousand.
After working capital adjustments, the fair value of the Grier Members' noncontrolling interest, which is represented by the Crimson Class A-1, Class A-2, and Class A-3 Units listed above, was $116.2 million as of the acquisition date (as further described in Note 3 ("Acquisitions")) . As described further below, the Class A-1, Class A-2, and Class A-3 Units may eventually be exchanged for shares of the Company's common and preferred stock subject to the approval of the CPUC ("CPUC Approval"). The Crimson Class A-1, Class A-2, and Class A-3 Units held by the Grier Members and the Class B-1 Units held by the Company represent economic interests in Crimson while the Class C-1 Units represent voting interests.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
Upon CPUC Approval, the parties will enter into a Fourth Amended and Restated LLC Agreement of Crimson ("Fourth LLC Agreement"), which will, among other things, (i) give the Company voting control of Crimson and its assets, in connection with an anticipated further restructuring of the Company's asset ownership structure and (ii) provide the Grier Members and management members (as defined below) the right to exchange their entire interest in Crimson for securities of the Company as follows:
•Class A-1 Units will become exchangeable for up to 1,755,579, (which includes the addition of 37,043 shares as a result of the working capital adjustment) of the Company's depositary shares, each representing 1/100th of a share of the Company's Series A Preferred Stock (prior to the changes made, effective June 30, 2021, pursuant to the Stock Exchange Agreement described in the Company’s Current Report Form 8-K filed July 12, 2021, the Class A-1 Units would have become exchangeable into the Company's 9.0% Series C Preferred Stock);
•Class A-2 units will become exchangeable for up to 8,762,158 additional shares of the non-listed Class B Common Stock of the Company, and
•Class A-3 Units will become exchangeable for up to 2,450,142 shares of the non-listed Class B Common Stock.
Class B Common Stock will eventually be converted into Common Stock on the occurrence of the earlier of the following: (i) the occurrence of the third anniversary of the closing date of the Crimson Transaction or (ii) the satisfaction of certain conditions related to an increase in the relative dividend rate of the Common Stock.
Prior to exchange of the Crimson Class A-1, Class A-2, and Class A-3 Units into corresponding Company securities (and after giving effect to the changes to the Company securities into which the Class A-1 and Class A-2 Units may be exchanged, as described above), the Grier Members only have the right to receive distributions to the extent that the Company's Board of Directors determines dividends would be payable if they held the shares of Series A Preferred (for the Class A-1 Units), Series B Preferred (for the Class A-2 Units prior to July 7, 2021), and Class B Common Stock (for the Class A-2 Units (on and after July 7, 2021) and Class A-3 Units), respectively, regardless of whether the securities are outstanding. If the respective shares of Series A Preferred, Series B Preferred and Class B Common Stock are not outstanding, the Company's Board of Directors must consider that they would be outstanding when declaring dividends on the Common Stock. Following CPUC Approval, the terms of the Fourth LLC Agreement provide that such rights will continue until the Grier Members elect to exchange the Crimson Class A-1, Class A-2, and Class A-3 Units for the related securities of the Company. In addition, after CPUC Approval, certain Crimson Units held by the Grier Members are expected to be transferred to other individuals currently managing Crimson (the "Management Members"). The following table summarizes the distributions payable under the Crimson Class A-1, Class A-2, and Class A-3 Units as if the Grier Members held the respective underlying Company securities. The Crimson Class A-1, Class A-2, and Class A-3 Units are entitled to the distribution regardless of whether the corresponding Company security is outstanding.

Units	Distribution Rights of CorEnergy Securities	Annual Distribution per Share
Class A-1 Units	7.375% Series A Cumulative Redeemable Preferred Stock(1)	$1.84
Class A-2 Units	Class B Common Stock(3) (4)	Varies(2)(3)
Class A-3 Units	Class B Common Stock(3) (4)	Varies(2)(3)
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

During the year ended December 31, 2021, distributions of $2.3 million were paid to the Grier Members for the Class A-1 Units. A paid-in-kind distribution of 24,414 additional Class A-2 Units ($610 thousand) based on distributions that would have been payable on the Series B Preferred Stock. No distributions were paid to the Class A-3 Units as no distributions were declared on the Class B Common Stock.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
During the year ended December 31, 2022, distributions in the amount of $3.2 million were paid to the Grier Members for the Class A-1 Units. No distributions were paid for the Class A-2 or Class A-3 Units as no distributions were declared on the Class B Common Stock.
SHELF REGISTRATION
On October 30, 2018, the Company filed a shelf registration statement with the SEC, pursuant to which it registered 1,000,000 shares of Common Stock for issuance under its dividend reinvestment plan. As of December 31, 2022, the Company has issued 386,379 shares of Common Stock under its dividend reinvestment plan pursuant to the shelf registration, resulting in remaining availability (subject to the current limitation discussed below) of 613,621 shares of Common Stock.
On September 16, 2021, the Company had a resale shelf registration statement declared effective by the SEC, pursuant to which it registered the following securities that were issued in connection with the Internalization for resale by the Contributors: 1,837,607 shares of Common Stock (including both (i) 1,153,846 shares of Common Stock issued at the closing of the Internalization transaction and (ii) up to 683,761 additional shares of Common Stock which may be acquired by the Contributors upon the conversion of outstanding shares of our unlisted Class B Common Stock issued at the closing of the Internalization) and 170,213 depositary shares, each representing 1/100th fractional interest of a share of Series A Preferred Stock issued at the closing of the Internalization transaction.
On November 3, 2021, the Company filed a new shelf registration statement, which replaced the previous Shelf Registration Statement, declared effective on November 17, 2021 by the SEC, pursuant to which the Company may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million. As of December 31, 2022, the Company has not issued any securities under this new shelf registration statement, so total availability remains at $600.0 million.
17. EARNINGS (LOSS) PER SHARE
Basic and diluted earnings (loss) per share data is computed using the two-class method for the years ended December 31, 2022 and December 31, 2021, based on the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the periods. The undistributed earnings and losses are allocated between Common Stock and Class B Common Stock as if all earnings and losses had been distributed during the period. Common Stock and Class B Common Stock have equal rights to undistributed earnings and losses. For the year ended December 31, 2020, the two-class method was not applicable as there was only one outstanding class of common stock.
As described in Note 20 ("Restatement Of Prior Period"), the Company previously reported earnings per share for its Common Stock and Class B Common Stock on a combined basis, however, beginning with the quarter ended September 30, 2021 when the Class B Common Stock was first issued, the Company should have reported earnings per share using the two-class method, under which earnings per share for its Common Stock and Class B Common Stock should have been separately calculated and reported, during these periods. Additionally, due to the error in calculating net income allocable to non-controlling interest that is further described in Note 20 ("Restatement Of Prior Period"), the numerator used in calculating earnings per share was incorrect beginning with the quarter ended March 31, 2021.
The following table sets forth the computation of basic net loss and diluted net loss per share under the two-class method for the periods ended December 31, 2022 and December 31, 2021.

LOSS PER SHARE
	For the Years Ended December 31,
	2022	2021
		(As Restated)
Numerator for basic and diluted losses per Common Stock and Class B Common Stock
Net Loss	$(9,519,669)	$(2,535,558)
Less: Net Income attributable to non-controlling interest	3,236,848	2,866,467
Net Loss attributable to CorEnergy Infrastructure Trust, Inc.	$(12,756,517)	$(5,402,025)
Less dividends and distributions:
Preferred dividend requirements	9,552,519	9,395,604
Common Stock dividends	3,004,579	2,850,026
Total undistributed losses	$(25,313,615)	$(17,647,655)

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Common Stock undistributed losses - basic	$(24,213,549)	$(17,241,830)
Class B Common Stock undistributed losses - basic	(1,100,066)	(405,825)
Total undistributed losses - basic	$(25,313,615)	$(17,647,655)

Common Stock undistributed losses - diluted	$(25,313,615)	$(17,241,830)
Class B Common Stock undistributed losses - diluted	(1,100,066)	(405,825)
Total undistributed losses - diluted	$(26,413,681)	$(17,647,655)

Common Stock dividends	$3,004,579	$2,850,026
Common Stock undistributed losses - basic	(24,213,549)	(17,241,830)
Numerator for basic net loss per Common Stock share:	$(21,208,970)	$(14,391,804)

Class B Common Stock dividends	$—	$—
Class B Common Stock undistributed losses - basic	(1,100,066)	(405,825)
Numerator for basic net loss per Class B Common Stock share:	$(1,100,066)	$(405,825)

Common Stock dividends	$3,004,579	$2,850,026
Common Stock undistributed losses - diluted	(25,313,615)	(17,241,830)
Numerator for diluted net loss per Common Stock share:	$(22,309,036)	$(14,391,804)

Class B Common Stock dividends	$—	$—
Class B Common Stock undistributed losses - diluted	(1,100,066)	(405,825)
Numerator for diluted net loss per Class B Common Stock share:	$(1,100,066)	$(405,825)

Denominator for basic net loss per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding - basic	15,050,266	14,246,526
Class B Common Stock weighted average shares outstanding - basic	683,761	335,324

Denominator for diluted net loss per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding - diluted(1)(2)	15,515,223	14,246,526
Class B Common Stock weighted average shares outstanding - diluted(3)	683,761	335,324

Basic net loss per share:
Common Stock	$(1.41)	$(1.01)
Class B Common Stock	$(1.61)	$(1.21)

Diluted net loss per share:
Common Stock	$(1.44)	$(1.01)
Class B Common Stock	$(1.61)	$(1.21)

NOTES TO TABLE
(1) For purposes of the diluted net loss per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted at a ratio of 1 Class B Common Stock share to .68 Common Stock share; therefore, 100% of undistributed losses is allocated to Common Stock
(2) For the period ended December 31, 2022, 2,361,000 shares of Common Stock are excluded from the computation of diluted net loss per share because their effect would be antidilutive. These shares are related to the 5.875% Convertible Debt. For the period ended December 31, 2021, 2,825,957 shares of Common Stock are excluded from the computation of diluted net loss per share because their effect would be antidilutive. This is comprised of 464,957 shares of converted Class B Common Stock and 2,361,000 shares of converted 5.875% convertible debt.
(3) For purposes of the diluted net loss per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed not converted to Common Stock.
Loss Per Share For the Year Ended December 31, 2020
Basic loss per share data is computed based on the weighted-average number of shares of common stock outstanding during the periods. Diluted loss per share data is computed based on the weighted-average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted loss per share for the year ended December 31, 2020 excludes

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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

LOSS PER SHARE
For the Year Ended December 31, 2020
Net Loss attributable to CorEnergy Stockholders	$(306,067,579)
Less: preferred dividend requirements(1)	9,189,809
Net Loss attributable to Common Stockholders	$(315,257,388)
Weighted average shares - basic	13,650,718
Basic loss per share	$(23.09)

Net Loss attributable to Common Stockholders (from above)	$(315,257,388)
Add: After tax effect of convertible interest	—
Loss attributable for dilutive securities	$(315,257,388)
Weighted average shares - diluted	13,650,718
Diluted loss per share	$(23.09)
(1) In connection with the repurchases of Series A Preferred Stock during the year ended December 31, 2020, preferred dividend requirements were reduced by $52,896, representing the discount in the repurchase price paid compared to the carrying amount derecognized.

18. VARIABLE INTEREST ENTITY

Crimson Midstream Holdings
Since February 1, 2021, CorEnergy has held a 49.50% voting interest in Crimson and the Grier Members hold the remaining 50.50% voting interest. Crimson is a VIE because the legal entity is structured with non-substantive voting rights resulting from (i) the disproportionality between the voting interests of its members and certain economics of the distribution waterfall in the Third LLC Agreement and (ii) the de facto agent relationship between CorEnergy and Grier, who was appointed to CorEnergy's Board of Directors and Chief Operating Officer upon closing of the Crimson Transaction. As a result of this related-party relationship, substantially all of Crimson's activities either involve or are conducted on behalf of CorEnergy, which has disproportionately few voting rights, including Grier as a de facto agent.
Crimson is managed by the Crimson Board, which is made up of four managers of which the Company and the Grier Members are each represented by two managers. The Crimson Board is responsible for governing the significant activities that impact Crimson's economic performance, including a number of activities which are managed by an approved budget that requires super-majority approval or joint approval. In assessing the primary beneficiary, the Company determined that power is shared; however, the Company and the Grier Members as a related-party group, have characteristics of a primary beneficiary. The Company performed the "most closely associated" test and determined that CorEnergy is the entity in the related-party group most closely associated with the VIE. In performing this assessment, the Company considered, among other factors, that (i) its influence over the tax structure of Crimson so its operations could be included in the Company's REIT structure under its PLR, which allows fees received for the usage of storage and pipeline capacity to qualify as rents from real property; (ii) the activities of the Company are substantially similar in nature to the activities of Crimson as the Company owns existing transportation and distribution assets at MoGas and Omega; (iii) Crimson's assets represent a substantial portion of the Company's total assets; and (iv) the Grier Members' interest in Crimson in Class A-1, Class A-2, and Class A-3 Units will earn distributions if the CorEnergy Board of Directors declares a common or preferred dividend for Series A Preferred and Class B Common Stock. Therefore, CorEnergy is the primary beneficiary and consolidates the Crimson VIE, and the Grier Members' equity ownership interest (after the working capital adjustment and paid-in-kind dividends) is reflected as a non-controlling interest in the consolidated financial statements.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
Inc. For the year ended December 31, 2022, the Company received $10.5 million in cash distributions from Crimson, which were in accordance with the terms of the Crimson Credit Facility. For the year ended December 31, 2021, the Company received $10.0 million, in cash distributions from Crimson, which were in accordance with the terms of the Crimson Credit Facility.
The Company's interest in Crimson is significant to its financial position, financial performance and cash flows. A significant decline in Crimson's ability to fund quarterly distributions to the Company could have a significant impact on the Company's financial performance, including its ability to fund the obligations described above.
Limited Partnerships
Under the consolidation guidance, limited partnerships and other similar entities are considered VIEs unless the limited partners hold substantive kick-out rights or participating rights. Management determined that Pinedale LP and Grand Isle Corridor LP are VIEs because the limited partners of both partnerships lack both substantive kick-out rights and participating rights. However, based on the general partners' roles and rights as afforded by the partnership agreements and its exposure to losses and benefits of each of the partnerships through its significant limited partner interests, management determined that CorEnergy is the primary beneficiary of both Pinedale LP and Grand Isle Corridor LP. Based upon this evaluation and the Company's 100.0% ownership of the limited partnership interest in both Pinedale LP and Grand Isle Corridor LP, the consolidated financial statements presented include full consolidation with respect to both partnerships.

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
As of December 31, 2022, the Company is owed $168 thousand from related parties, including CLM, CRE and Delta, which is included in due from affiliated companies in the Consolidated Balance Sheet. These balances are primarily related to payroll, employee benefits and other services discussed below. The amounts billed to CLM are cash settled and the amounts billed to Crescent Midstream will reduce a prepaid TSA (as defined below) liability on the Company's books until such time as the TSA liability is reduced to zero. As of December 31, 2022, the prepaid TSA liability related to Crescent Midstream was $210 thousand and recorded in due to affiliated companies in the Consolidated Balance Sheets. For the year ended December 31, 2022 and 2021, Crimson billed TSA and Services Agreement (as defined below) related costs and benefits to related parties totaling $1.1 million and $9.9 million, respectively.
Total transition services reimbursements for the TSAs discussed below are presented in the Consolidated Statements of Operations as a reduction within transportation and distribution expense and general and administrative expense.

Transition Services Agreements
The subsidiaries of Crescent Midstream Holdings, LLC ("Crescent Midstream Holdings") were formerly a part of Crimson prior to the Crimson Transaction and received various business services from Crimson or certain of its subsidiaries. Effective February 4, 2021, Crimson, certain of Crimson's subsidiaries or a combination thereof, entered into several transition services agreements (collectively, the "Transition Services Agreements" or "TSAs") with Crescent Midstream Holdings to facilitate its transition to operating independently. Each of the TSAs are described in more detail below. Also, effective February 4, 2021, Crimson and certain of its subsidiaries entered into an Assignment and Assumption Agreement to assign all of the TSAs to Crimson's direct, wholly owned TRS, Crimson Midstream I Corporation ("Crimson Midstream I"). Crimson and/or certain of its subsidiaries were reimbursed approximately $156 thousand per month for services provided under the TSAs during 2021, for which the billed amount was allocated 50.0% to Crescent Midstream, LLC ("Crescent Midstream"), a wholly owned subsidiary of Crescent Midstream Holdings, and 50.0% to CLM, a 70.0% owned subsidiary of Crescent Midstream. These TSA agreements ended on February 3, 2022 and Crimson entered into a Services Agreement for some of the business services previously provided as described below.
Employee TSA - Crimson and Crescent Midstream Holdings entered into a transition services agreement (the "Employee TSA") whereby an indirect, wholly owned subsidiary of Crimson provided payroll, employee benefits and other related employment services to Crescent Midstream Holdings and its subsidiaries. Under the Employee TSA, Crimson's indirect, wholly owned subsidiary made available and assigned to Crescent Midstream Holdings and its subsidiaries certain employees to provide services primarily to Crescent Midstream Holdings and its subsidiaries. While the Employee TSA was in effect, Crescent Midstream

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
Holdings was responsible for the daily supervision of and assignment of work to the employees providing services to Crescent Midstream Holdings and its subsidiaries. Additionally, Crimson's indirect, wholly owned subsidiary Crimson Midstream Services entered into an Employee Sharing Agreement with Crimson Midstream I to make available all employees performing services under the Employee TSA to Crimson Midstream I. The Employee Sharing Agreement was effective beginning February 1, 2021. The Employee Sharing Agreement together with the Assignment and Assumption Agreement described above, effectively bound Crimson Midstream I to the terms of the Employee TSA in the same manner as Crimson's indirect, wholly owned subsidiary. The Employee TSA and the Employee Sharing Agreement ended on February 3, 2022.
Control Center TSA - Crimson Midstream Operating, a wholly owned subsidiary of Crimson, entered into a transition services agreement (the "Control Center TSA") with Crescent Midstream Holdings to provide certain customary control center services and field transition support services necessary to operate a pipeline system. The Control Center TSA was assigned from Crimson Midstream Operating to Crimson Midstream I by the Assignment and Assumption Agreement discussed above. This agreement ended on February 3, 2022.
Insurance Coverage TSA - Crimson Midstream Operating and Crescent Midstream Operating, LLC ("Crescent Midstream Operating") (collectively, the "Insurance TSA Parties") entered into a transition services agreement (the "Insurance Coverage TSA") related to the remaining term of coverage on certain insurance policies which were shared by Crimson, certain of its subsidiaries (including Crimson Midstream Operating), Crescent Midstream Operating and certain other entities related to Crescent Midstream Operating (collectively, the "Insureds"). Under the Insurance Coverage TSA, the Insurance TSA Parties agreed to retain and maintain the certain insurance policies, and continue to split the premium payments among the Insureds in line with the historical practices prior to Crescent Midstream Holdings' spin-off from Crimson. By entering into the Insurance Coverage TSA, the Insurance TSA Parties acknowledged that any claims made which result in a loss by one of the Insureds will erode and may exhaust the shared limits and/or aggregates stated in any of the certain insurance policies. Additionally, under the terms of the Insurance Coverage TSA, it was agreed that the Insurance TSA Party which was directly responsible for any incident that results in any loss of coverage under any of the certain shared insurance policies may be primarily financially responsible for such self-insurance and/or covering any increase in costs of the certain insurance policy that occurred as a result of such incident. The Insurance Coverage TSA expired on May 31, 2021, and simultaneously, the Company, Crimson, and certain other subsidiaries of the Company obtained alternative insurance coverage effective through October 31, 2022. As of December 31, 2022, there is no relationship associated with the insurance coverage of the Company and its subsidiaries and Crescent Midstream Operating and its subsidiaries.
Services Agreement
Effective February 4, 2022, Crimson Midstream Operating entered into a services agreement (the "Services Agreement") to provide administrative-related services to Crescent Midstream Holdings through February 3, 2023, or upon receipt of Crescent Midstream Holdings' written notice to terminate the Services Agreement prior to February 3, 2023. This agreement was subsequently extended to February 1, 2024. Under the Services Agreement, Crimson and/or certain of its subsidiaries are reimbursed at a fixed fee of approximately $44 thousand per month.

20. RESTATEMENT OF PRIOR PERIOD

Beginning with the quarter ended March 31, 2021, the Company previously reported its net income attributable to non-controlling interest and resulting net income attributable to the Company based on an allocation of Crimson’s net income using the proportion of ownership interests held by the non-controlling interest to total outstanding ownership interest of Crimson, which was approximately 51%. The Company has determined the relative ownership interest in Crimson was not an appropriate basis for allocating Crimson’s earnings to the non-controlling interest as a substantive profit sharing arrangement exists. The Company has determined that it should have allocated the net income from Crimson to the non-controlling interest based on their contractual rights to earnings and distributions associated with the Crimson Class A-1, A-2 and A-3 Units.

Additionally, the Company previously reported earnings per share for its Common Stock and Class B Common Stock on a combined basis, however, beginning with the quarter ended September 30, 2021 when the Class B Common Stock was first issued it should have reported earnings per share using the two-class method, under which earnings per share for its Common Stock and Class B Common Stock should have been separately calculated and reported, during these periods.

As a result of the above items, the Company updated its calculation of Crimson net income allocated to the non-controlling interest and its calculation of earnings per share for its Common Stock and Class B Common Stock and restated its consolidated financial statements as of and for the year ended December 31, 2021 and the consolidated financial statements for each of the interim periods during the years ended December 31, 2022 and 2021. The tables below represent our restated consolidated

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
financial statements for the year ended December 31, 2021. Refer to Note 21 ("Quarterly Financial Data (Unaudited)") for such restated information for the relevant interim periods.

In addition to the errors described above, the Company is correcting certain items that were primarily identified during the preparation of its consolidated financial statements for the fiscal year ended December 31, 2022, including: i) correction of cash and cash equivalents and accounts payable and other accrued liabilities in the Consolidated Balance Sheets for outstanding disbursements, ii) reclassification and presentation of gross cash payments made for reimbursable projects and associated payments received that were previously netted in the Consolidated Statement of Cash Flows and iii) reclassification and presentation of activity associated with the Company's proceeds received associated with the third-party financing of insurance and associated payments made on that financing arrangement in the Consolidated Statements of Cash Flows. These previously uncorrected and immaterial adjustments to prior periods are being corrected as a part of the restatement.

Description of Annual Restatement Tables

The following tables present the impact of the restatement on our previously reported consolidated statement of operations, balance sheet, statement of equity, and statement of cash flows for the year ended December 31, 2021, for which the values were derived from our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 14, 2022. Certain reclassifications between captions on the statement of cash flows are included in the effect of restatement column to conform to current reporting.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

As of and for the year ended December 31, 2021
The effects of the restatement on the consolidated balance sheet as of December 31, 2021 are summarized in the following table:

	As Previously Reported	Effect of Restatement	As Restated
Assets
Property and equipment, net of accumulated depreciation of $37,022,035 (Crimson VIE: $338,452,392)	$441,430,193	$—	$441,430,193
Leased property, net of accumulated depreciation of $258,207	1,267,821	—	1,267,821
Financing notes and related accrued interest receivable, net of reserve of $600,000	1,036,660	—	1,036,660
Cash and cash equivalents (Crimson VIE: $2,825,902)	12,496,478	(955,902)	11,540,576
Accounts and other receivables (Crimson VIE: $11,291,749)	15,367,389	—	15,367,389
Due from affiliated companies (Crimson VIE: $676,825)	676,825	—	676,825
Deferred costs, net of accumulated amortization of $345,775	796,572	—	796,572
Inventory (Crimson VIE: $3,839,865 )	3,953,523	—	3,953,523
Prepaid expenses and other assets (Crimson VIE: $5,004,566)	9,075,043	—	9,075,043
Operating right-of-use assets (Crimson VIE: $5,647,631)	6,075,939	—	6,075,939
Deferred tax asset, net	206,285	—	206,285
Goodwill	16,210,020	—	16,210,020
Total Assets	$508,592,748	$(955,902)	$507,636,846
Liabilities and Equity
Secured credit facilities, net of debt issuance costs of $1,275,244	$99,724,756	$—	$99,724,756
Unsecured convertible senior notes, net of discount and debt issuance costs of $2,384,170	115,665,830	—	115,665,830
Accounts payable and other accrued liabilities (Crimson VIE: $10,699,806 )	17,036,064	(955,902)	16,080,162
Due to affiliated companies (Crimson VIE: $648,316)	648,316	—	648,316
Operating lease liability (Crimson VIE: $5,647,036)	6,046,657	—	6,046,657
Unearned revenue (Crimson VIE: $199,405)	5,839,602	—	5,839,602
Total Liabilities	$244,961,225	$(955,902)	$244,005,323
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $129,525,675 liquidation preference ($2,500 per share, $0.001 par value), 69,367,000 authorized; 51,810 issued and outstanding at December 31, 2021	$129,525,675	$—	$129,525,675
Common stock, non-convertible, $0.001 par value; 14,893,184 shares issued and outstanding at December 31, 2021 (100,000,000 shares authorized)	14,893	—	14,893
Class B Common Stock, $0.001 par value; 683,761 issued and outstanding at December 31, 2021 (11,896,100 shares authorized)	684	—	684
Additional paid-in capital	338,302,735	—	338,302,735
Retained deficit	(327,157,636)	6,129,056	(321,028,580)
Total CorEnergy Equity	140,686,351	6,129,056	146,815,407
Non-controlling Interest	122,945,172	(6,129,056)	116,816,116
Total Equity	263,631,523	—	263,631,523
Total Liabilities and Equity	$508,592,748	$(955,902)	$507,636,846

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The effects of the restatement on the consolidated statement of operations for the year ended December 31, 2021 are summarized in the following table:

	For the Year Ended December 31, 2021
	As Previously Reported	Effect of Restatement	As Restated
Revenue
Transportation and distribution revenue	$116,536,612	$—	$116,536,612
Pipeline loss allowance subsequent sales	8,606,850	—	8,606,850
Lease revenue	1,246,090	—	1,246,090
Other revenue	1,744,244	—	1,744,244
Total Revenue	128,133,796	—	128,133,796
Expenses
Transportation and distribution expenses	58,146,006	—	58,146,006
Pipeline loss allowance subsequent sales cost of revenue	8,194,040	—	8,194,040
General and administrative	26,641,161	—	26,641,161
Depreciation, amortization and ARO accretion expense	14,801,676	—	14,801,676
Loss on impairment and disposal of leased property	5,811,779	—	5,811,779
Loss on termination of lease	165,644	—	165,644
Total Expenses	113,760,306	—	113,760,306
Operating Income	$14,373,490	$—	$14,373,490
Other Income (Expense)
Other income	$769,682	$—	$769,682
Interest expense	(12,742,157)	—	(12,742,157)
Loss on extinguishment of debt	(861,814)	—	(861,814)
Total Other Income (Expense)	(12,834,289)	—	(12,834,289)
Income before income taxes	1,539,201	—	1,539,201
Taxes
Current tax benefit	(1,531)	—	(1,531)
Deferred tax expense	4,076,290	—	4,076,290
Income tax expense, net	4,074,759	—	4,074,759
Net Loss	$(2,535,558)	$—	$(2,535,558)
Less: Net Income attributable to non-controlling interest	8,995,523	(6,129,056)	2,866,467
Net Loss attributable to CorEnergy Infrastructure Trust, Inc.	$(11,531,081)	6,129,056	$(5,402,025)
Preferred dividend requirements	9,395,604	—	9,395,604
Net Loss attributable to Common Stockholders	$(20,926,685)	$6,129,056	$(14,797,629)

Common Stock
Basic weighted average shares outstanding	14,581,850	(335,324)	14,246,526
Basic net loss per share	$(1.44)	$0.43	$(1.01)

Diluted weighted average shares outstanding	14,581,850	(335,324)	14,246,526
Diluted net loss per share	$(1.44)	$0.43	$(1.01)

Class B Common Stock
Basic and diluted weighted average shares outstanding	—	335,324	335,324
Basic and diluted net loss per share	$—	$(1.21)	$(1.21)

Dividends declared per Common share	$0.20	—	$0.20

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The effects of the restatement on the consolidated statement of equity for the year ended December 31, 2021 are summarized in the following table:

	Common Stock		Class B Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total Equity

	Shares	Amount	Shares	Amount	Amount				Total
As Previously Reported
Balance at December 31, 2020	13,651,521	$13,652	—	$—	$125,270,350	$339,742,380	$(315,626,555)	$—	$149,399,827
Net income (loss)	—	—	—	—	—	—	(11,531,081)	8,995,523	(2,535,558)
Equity attributable to non-controlling interest	—	—	—	—	—	—	—	116,816,115	116,816,115
Series A preferred stock dividends	—	—	—	—	—	(9,395,604)	—	—	(9,395,604)
Common Stock dividends	—	—	—	—	—	(2,850,026)	—	—	(2,850,026)
Reinvestment of dividends paid to common stockholders	84,418	84	—	—	—	410,496	—	—	410,580
Common stock issued under director's compensation plan	3,399	3	—	—	—	22,497	—	—	22,500
Crimson cash distribution on A-1 Units	—	—	—	—	—	—	—	(2,256,113)	(2,256,113)
Crimson A-2 Units dividends payment in kind	—	—	—	—	—	—	—	(610,353)	(610,353)
Series A preferred stock issued due to internalization transaction	—	—	—	—	4,255,325	(10,213)	—	—	4,245,112
Common Stock issued due to internalization transaction	1,153,846	1,154	—	—	—	7,094,999	—	—	7,096,153
Class B Common Stock issued due to internalization transaction	—	—	683,761	684	—	3,288,206	—	—	3,288,890
Balance at December 31, 2021	14,893,184	$14,893	683,761	$684	$129,525,675	$338,302,735	$(327,157,636)	$122,945,172	$263,631,523
Restatement Impacts
Net income (loss)	—	$—	—	$—	$—	$—	$6,129,056	$(6,129,056)	$—
Balance at December 31, 2021 (restatement impacts)	—	$—	—	$—	$—	$—	$6,129,056	$(6,129,056)	$—
As Restated
Balance at December 31, 2020	13,651,521	$13,652	—	$—	$125,270,350	$339,742,380	$(315,626,555)	$—	$149,399,827
Net income (loss)	—	—	—	—	—	—	(5,402,025)	2,866,467	(2,535,558)
Equity attributable to non-controlling interest	—	—	—	—	—	—	—	116,816,115	116,816,115
Series A preferred stock dividends	—	—	—	—	—	(9,395,604)	—	—	(9,395,604)
Common Stock dividends	—	—	—	—	—	(2,850,026)	—	—	(2,850,026)
Reinvestment of dividends paid to common stockholders	84,418	84	—	—	—	410,496	—	—	410,580
Common stock issued under director's compensation plan	3,399	3	—	—	—	22,497	—	—	22,500
Crimson cash distribution on A-1 Units	—	—	—	—	—	—	—	(2,256,113)	(2,256,113)
Crimson A-2 Units dividends payment in kind	—	—	—	—	—	—	—	(610,353)	(610,353)

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Series A preferred stock issued due to internalization transaction	—	—	—	—	4,255,325	(10,213)	—	—	4,245,112
Common Stock issued due to internalization transaction	1,153,846	1,154	—	—	—	7,094,999	—	—	7,096,153
Class B Common Stock issued due to internalization transaction	—	—	683,761	684	—	3,288,206	—	—	3,288,890
Balance at December 31, 2021	14,893,184	$14,893	683,761	684	$129,525,675	$338,302,735	$(321,028,580)	$116,816,116	$263,631,523

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The effects of the restatement on the consolidated statement of cash flow for year ended December 31, 2021 are summarized in the following table:

	For the Year Ended December 31, 2021
	As Previously Reported	Effect of Restatement	As Restated
Operating Activities
Net loss	$(2,535,558)	$—	$(2,535,558)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax	4,076,290	—	4,076,290
Depreciation, amortization and ARO accretion	16,406,557	(1,604,881)	14,801,676
Amortization of debt issuance costs	—	1,604,881	1,604,881
Loss on impairment and disposal of leased property	5,811,779	—	5,811,779
Loss on termination of lease	165,644	—	165,644
Loss on extinguishment of debt	861,814	—	861,814
Gain on sale of equipment	(16,508)	—	(16,508)
Stock-based compensation	—	22,500	22,500
Changes in assets and liabilities:
Accounts and other receivables	(92,089)	1,213,454	1,121,365
Financing note accrued interest receivable	(8,780)	—	(8,780)
Inventory	(2,183,946)	—	(2,183,946)
Prepaid expenses and other assets	(958,283)	(3,882,548)	(4,840,831)
Due from affiliated companies, net	(28,509)	—	(28,509)
Management fee payable	(971,626)	—	(971,626)
Accounts payable and other accrued liabilities	(2,627,549)	2,064,679	(562,870)
Unearned revenue	(601,126)	—	(601,126)
Other changes, net	—	156	156
Net cash provided by operating activities	$17,298,110	$(581,759)	$16,716,351
Investing Activities
Acquisition of Crimson Midstream Holdings, net of cash acquired	(69,002,052)	—	(69,002,052)
Acquisition of Corridor InfraTrust Management, net of cash acquired	952,487	—	952,487
Purchases of property and equipment, net	(15,883,609)	(4,344,845)	(20,228,454)
Proceeds from reimbursable projects	—	3,131,391	3,131,391
Proceeds from sale of property and equipment	97,210	—	97,210
Proceeds from insurance recovery	60,153	—	60,153
Principal payment on financing note receivable	155,008	—	155,008
Decrease in financing note receivable	26,849	—	26,849
Net cash used in investing activities	$(83,593,954)	$(1,213,454)	$(84,807,408)
Financing Activities
Debt financing costs	(2,735,922)	—	(2,735,922)
Dividends paid on Series A preferred stock	(9,395,604)	—	(9,395,604)
Dividends paid on Common Stock	(2,439,446)	—	(2,439,446)
Common Stock issued under the director's compensation plan	22,500	(22,500)	—
Distributions to non-controlling interest	(2,256,113)	—	(2,256,113)
Advances on revolving line of credit	24,000,000	—	24,000,000
Payments on revolving line of credit	(22,000,000)	—	(22,000,000)
Principal payments on secured credit facility	(6,000,000)	—	(6,000,000)
Proceeds from financing arrangement	—	3,882,392	3,882,392
Payments on financing arrangement	—	(3,020,581)	(3,020,581)
Net cash used in financing activities	$(20,804,585)	$839,311	$(19,965,274)
Net change in cash and cash equivalents	$(87,100,429)	$(955,902)	$(88,056,331)
Cash and cash equivalents at beginning of year	99,596,907	—	99,596,907
Cash and cash equivalents at end of year	$12,496,478	$(955,902)	$11,540,576

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Year Ended December 31, 2021
	As Previously Reported	Effect of Restatement	As Restated
Supplemental Disclosure of Cash Flow Information
Interest paid	$11,224,582	$—	$11,224,582
Income tax refunds	635,730	—	635,730

Non-Cash Investing Activities
Purchases of property, plant and equipment in accounts payable and other accrued liabilities	$113,847	$—	$113,847
In-kind consideration for the Grans Isle Gathering System provided as partial consideration for the Crimson Midstream Holdings acquisition	48,873,169	—	48,873,169
Crimson credit facility assumed and refinanced in connection with the Crimson Midstream Holdings acquisition	105,000,000	—	105,000,000
Equity consideration attributable to non-controlling interest holder in connection with the Crimson Midstream Holdings acquisition	116,205,762	—	116,205,762
Series A preferred stock issued due to Internalization transaction	4,245,112	—	4,245,112
Common stock issued due to Internalization transaction	7,096,153	—	7,096,153
Class B Common Stock issued due to Internalization transaction	3,288,890	—	3,288,890

Non-Cash Financing Activities
Crimson Class A-2 Units dividends payment in-kind	$610,353	$—	$610,353
Reinvestment of dividends paid to common stockholders	410,580	—	410,580
Assets acquired under financing arrangement	—	1,617,825	1,617,825

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
21. QUARTERLY FINANCIAL DATA (Unaudited)

	For the Fiscal 2022 Quarters Ended
	(As Restated)	(As Restated)	(As Restated)
	March 31	June 30	September 30	December 31
Total Revenue	$32,872,351	$31,521,436	$32,961,686	$36,292,134
Total Expenses	25,258,024	25,971,341	45,014,863	31,605,915
Operating Income (Loss)	$7,614,327	$5,550,095	$(12,053,177)	$4,686,219
Net Income (Loss)	$4,364,757	$2,170,126	$(15,501,704)	$(552,849)
Less: Net Income attributable to non-controlling interest	809,212	809,212	809,212	809,212
Net Income (Loss) attributable to CorEnergy Infrastructure Trust, Inc.	$3,555,545	$1,360,914	$(16,310,916)	$(1,362,061)
Preferred dividend requirements	$2,388,130	$2,388,130	$2,388,130	$2,388,130
Net Income (loss) attributable to Common Stockholders	$1,167,415	$(1,027,216)	$(18,699,046)	$(3,750,191)

Basic net earnings (loss) per share:
Common Stock	$0.08	$(0.06)	$(1.18)	$(0.23)
Class B Common Stock	$0.03	$(0.11)	$(1.23)	$(0.28)

Diluted net earnings (loss) per share:
Common Stock	$0.08	$(0.07)	$(1.20)	$(0.24)
Class B Common Stock	$0.03	$(0.11)	$(1.23)	$(0.28)

	For the Fiscal 2021 Quarters Ended
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	March 31	June 30	September 30	December 31
Total Revenue	$23,040,498	$32,296,578	$37,028,882	$35,767,838
Total Expenses	30,003,999	26,717,163	27,654,395	29,384,749
Operating Income (Loss)	$(6,963,501)	$5,579,415	$9,374,487	$6,383,089
Net Income (Loss)	(10,694,263)	2,427,409	5,919,971	(188,675)
Less: Net Income attributable to non-controlling interest	—	1,010,951	1,046,304	809,212
Net Income (Loss) attributable to CorEnergy Infrastructure Trust, Inc.	$(10,694,263)	$1,416,458	$4,873,667	$(997,887)
Preferred dividend requirements	2,309,672	2,309,672	2,388,130	2,388,130
Net Income (loss) attributable to Common Stockholders	(13,003,935)	(893,214)	2,485,537	(3,386,017)

Basic net earnings (loss) per share:
Common Stock	$(0.95)	$(0.07)	$0.16	$(0.21)
Class B Common Stock	NA	NA	$0.11	$(0.26)

Diluted net earnings (loss) per share:
Common Stock	$(0.95)	$(0.07)	$0.16	$(0.22)
Class B Common Stock	NA	NA	$0.11	$(0.26)

Description of Quarterly Restatement Tables

In lieu of filing amended quarterly reports on Form 10-Q, the tables below represent our restated unaudited consolidated financial statements for each of the previously completed quarters during the years ended December 31, 2022 and 2021. The following tables present the impact of the restatement on our previously reported consolidated statements of operations, balance sheets, statements of equity, and statements of cash flows for which the values were derived from our Quarterly Reports on Form 10-Q for the interim periods of 2022 and 2021. Certain reclassifications between captions on the statements of cash flows are included in the effect of restatement columns to conform to current reporting. For further information on the restatement, refer to Note 20 ("Restatement Of Prior Period").

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

As of and For the Three Months Ended March 31, 2021

The effects of the restatement on the consolidated balance sheet as of March 31, 2021 are summarized in the following table:

	March 31, 2021
	As Previously Reported	Effect of Restatement	As Restated
Assets
Property and equipment, net of accumulated depreciation of $25,260,543 (Crimson VIE: $335,865,029)	$441,213,095	$—	$441,213,095
Leased property, net of accumulated depreciation of $227,265	1,298,763	—	1,298,763
Financing notes and related accrued interest receivable, net of reserve of $600,000	1,183,950	—	1,183,950
Cash and cash equivalents (Crimson VIE: $(547,104))	18,839,994	(1,178,880)	17,661,114
Accounts and other receivables (Crimson VIE: $10,828,844)	15,275,036	—	15,275,036
Due from affiliated companies (Crimson VIE: $827,264)	827,264	—	827,264
Deferred costs, net of accumulated amortization of $60,142	1,082,205	—	1,082,205
Inventory (Crimson VIE: $1,690,158)	1,795,688	—	1,795,688
Prepaid expenses and other assets (Crimson VIE: $6,313,679)	8,424,488	—	8,424,488
Operating right-of-use assets (Crimson VIE: $6,097,344)	6,175,414	—	6,175,414
Deferred tax asset, net	4,308,976	—	4,308,976
Goodwill	1,718,868	—	1,718,868
Total Assets	$502,143,741	$(1,178,880)	$500,964,861
Liabilities and Equity
Secured credit facilities, net of debt issuance costs of $1,732,515	$103,267,485	$—	$103,267,485
Unsecured convertible senior notes, net of discount and debt issuance costs of $2,877,445	115,172,555	—	115,172,555
Accounts payable and other accrued liabilities (Crimson VIE: $13,046,352)	17,910,708	(1,178,880)	16,731,828
Management fees payable	608,246	—	608,246
Due to affiliated companies (Crimson VIE: $1,637,540)	2,053,170	—	2,053,170
Operating lease liability (Crimson VIE: $5,752,045)	5,800,866	—	5,800,866
Unearned revenue (Crimson VIE $315,000)	6,294,359	—	6,294,359
Total Liabilities	$251,107,389	$(1,178,880)	$249,928,509
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,270,350 liquidation preference ($2,500 per share, $0.001 par value), 69,367,000 authorized; 50,108 issued and outstanding at March 31, 2021	$125,270,350	$—	$125,270,350
Common stock, non-convertible, $0.001 par value; 13,651,521 shares issued and outstanding at March 31, 2021 (100,000,000 shares authorized)	13,652	—	13,652
Additional paid-in capital	336,750,132		336,750,132
Retained deficit	(327,926,126)	1,605,308	(326,320,818)
Total CorEnergy Equity	134,108,008	1,605,308	135,713,316
Non-controlling interest	116,928,344	(1,605,308)	115,323,036
Total Equity	251,036,352	—	251,036,352
Total Liabilities and Equity	$502,143,741	$(1,178,880)	$500,964,861
e

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The effects of the restatement on the consolidated statement of operations for the three months ended March 31, 2021 are summarized in the following table:

	For the Three Months Ended March 31, 2021
	As Previously Reported	Effect of Restatement	As Restated
Revenue
Transportation and distribution revenue	$21,295,139	$—	$21,295,139
Pipeline loss allowance subsequent sales	1,075,722	—	1,075,722
Lease revenue	474,475	—	474,475
Other revenue	195,162	—	195,162
Total Revenue	23,040,498	—	23,040,498
Expenses			—
Transportation and distribution expenses	10,342,597	—	10,342,597
Pipeline loss allowance subsequent sales cost of revenue	948,856	—	948,856
General and administrative	9,836,793	—	9,836,793
Depreciation, amortization and ARO accretion expense	2,898,330	—	2,898,330
Loss on impairment and disposal of leased property	5,811,779	—	5,811,779
Loss on termination of lease	165,644	—	165,644
Total Expenses	30,003,999	—	30,003,999
Operating Loss	$(6,963,501)	$—	$(6,963,501)
Other Income (Expense)			—
Other income	$63,526	$—	$63,526
Interest expense	(2,931,007)	—	(2,931,007)
Loss on extinguishment of debt	(861,814)	—	(861,814)
Total Other Expense	(3,729,295)	—	(3,729,295)
Loss before income taxes	(10,692,796)	—	(10,692,796)
Taxes			—
Current tax expense	27,867	—	27,867
Deferred tax benefit	(26,400)	—	(26,400)
Income tax expense, net	1,467	—	1,467
Net Loss	$(10,694,263)	$—	$(10,694,263)
Less: Net income attributable to non-controlling interest	1,605,308	(1,605,308)	—
Net Loss attributable to CorEnergy Infrastructure Trust, Inc.	$(12,299,571)	$1,605,308	$(10,694,263)
Preferred dividend requirements	2,309,672	—	2,309,672
Net Loss attributable to Common Stockholders	$(14,609,243)	$1,605,308	$(13,003,935)

Common Stock
Basic weighted average shares outstanding	13,651,521	—	13,651,521
Basic net loss per share	$(1.07)	$0.12	$(0.95)

Diluted weighted average shares outstanding	13,651,521	—	13,651,521
Diluted net loss per share	$(1.07)	$0.12	$(0.95)

Dividends declared per Common share	$0.050	$—	$0.050

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The effects of the restatement on the consolidated statement of equity for the three months ended March 31, 2021 are summarized in the following table:

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Shares	Amount	Amount
As Previously Reported
Balance at December 31, 2020	13,651,521	$13,652	$125,270,350	$339,742,380	$(315,626,555)	$—	$149,399,827
Net income (loss)	—	—	—	—	(12,299,571)	1,605,308	(10,694,263)
Series A preferred stock dividends	—	—	—	(2,309,672)	—	—	(2,309,672)
Common stock dividends	—	—	—	(682,576)	—	—	(682,576)
Equity attributable to non-controlling interest	—	—	—	—	—	115,323,036	115,323,036
Balance at March 31, 2021 (Unaudited)	13,651,521	$13,652	$125,270,350	$336,750,132	$(327,926,126)	$116,928,344	$251,036,352

Restatement Impact
Net income (loss)	—	$—	$—	$—	$1,605,308	$(1,605,308)	$—
Series A preferred stock dividends	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—
Equity attributable to non-controlling interest	—	—	—	—	—	—	—
Balance at March 31, 2021 (Unaudited)	—	$—	$—	$—	$1,605,308	$(1,605,308)	$—

As Restated
Balance at December 31, 2020	13,651,521	$13,652	$125,270,350	$339,742,380	$(315,626,555)	—	149,399,827
Net loss	—	—	—	—	(10,694,263)	—	(10,694,263)
Series A preferred stock dividends	—	—	—	(2,309,672)	—	—	(2,309,672)
Common stock dividends	—	—	—	(682,576)	—	—	(682,576)
Equity attributable to non-controlling interest	—	—	—	—	—	115,323,036	115,323,036
Balance at March 31, 2021 (Unaudited)	13,651,521	$13,652	$125,270,350	$336,750,132	$(326,320,818)	$115,323,036	$251,036,352

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The effects of the restatement on the consolidated statement of cash flow for the three months ended March 31, 2021 are summarized in the following table:

	For the Three Months Ended March 31, 2021
	As Previously Reported	Effect of Restatement	As Restated
Operating Activities
Net loss	$(10,694,263)	$—	$(10,694,263)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income tax	(26,400)	—	(26,400)
Depreciation, amortization and ARO accretion	3,267,034	(368,704)	2,898,330
Amortization of debt issuance costs	—	368,704	368,704
Loss on impairment and disposal of leased property	5,811,779	—	5,811,779
Loss on termination of lease	165,644	—	165,644
Loss on extinguishment of debt	861,814	—	861,814
Non-cash lease expense	178,542	(178,542)	—
Changes in assets and liabilities:
Accounts and other receivables	(344,371)	—	(344,371)
Financing note accrued interest receivable	(6,714)	—	(6,714)
Inventory	(26,111)	—	(26,111)
Prepaid expenses and other assets	(249,081)	—	(249,081)
Due to affiliated companies, net	1,225,906	—	1,225,906
Management fee payable	(363,380)	—	(363,380)
Accounts payable and other accrued liabilities	(1,611,539)	(1,178,880)	(2,790,419)
Operating lease liability	(523,652)	523,652	—
Unearned revenue	(146,369)	—	(146,369)
Other changes, net	—	(345,110)	(345,110)
Net cash (used in) provided by operating activities	$(2,481,161)	$(1,178,880)	$(3,660,041)
Investing Activities
Acquisition of Crimson Midstream Holdings, net of cash acquired	(68,094,324)	—	(68,094,324)
Purchases of property and equipment, net	(4,625,511)	—	(4,625,511)
Proceeds from sale of property and equipment	79,600	—	79,600
Proceeds from insurance recovery	60,153	—	60,153
Principal payment on financing note receivable	32,500	—	32,500
Net cash (used in) provided by investing activities	$(72,547,582)	$—	$(72,547,582)
Financing Activities
Debt financing costs	(2,735,922)	—	(2,735,922)
Dividends paid on Series A preferred stock	(2,309,672)	—	(2,309,672)
Dividends paid on common stock	(682,576)	—	(682,576)
Advances on revolving line of credit	3,000,000	—	3,000,000
Payments on revolving line of credit	(3,000,000)	—	(3,000,000)
Net cash used in financing activities	$(5,728,170)	$—	$(5,728,170)
Net change in Cash and Cash Equivalents	$(80,756,913)	$(1,178,880)	$(81,935,793)

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Three Months Ended March 31, 2021
	As Previously Reported	Effect of Restatement	As Restated
Cash and Cash Equivalents at beginning of period	99,596,907	—	99,596,907
Cash and Cash Equivalents at end of period	$18,839,994	$(1,178,880)	$17,661,114

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,254,050	$—	$4,254,050
Income taxes paid (net of refunds)	5,026	—	5,026

Non-Cash Investing Activities
In-kind consideration for the Grand Isle Gathering System provided as partial consideration for the Crimson Midstream Holdings acquisition	$48,873,169	$—	$48,873,169
Crimson Credit Facility assumed and refinanced in connection with the Crimson Midstream Holdings acquisition	105,000,000	—	105,000,000
Equity consideration attributable to non-controlling interest holder in connection with the Crimson Midstream Holdings acquisition	115,323,036	—	115,323,036
Purchases of property, plant and equipment in accounts payable and other accrued liabilities	868,190	—	868,190

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to debt financing costs	$(235,198)	$—	$(235,198)

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

As of and For the Three and Six Months Ended June 30, 2021

The effects of the restatement on the consolidated balance sheet as of June 30, 2021 are summarized in the following table:

	June 30, 2021
	As Previously Reported	Effect of Restatement	As Restated
Assets
Property and equipment, net of accumulated depreciation of $28,973,654 (Crimson VIE: $338,930,724)	$443,457,382	$—	$443,457,382
Leased property, net of accumulated depreciation of $237,579	1,288,449	—	1,288,449
Financing notes and related accrued interest receivable, net of reserve of $600,000	1,149,245	—	1,149,245
Cash and cash equivalents (Crimson VIE: $2,989,319)	17,695,458	(548,236)	17,147,222
Accounts and other receivables (Crimson VIE: $11,434,113)	14,389,085	—	14,389,085
Due from affiliated companies (Crimson VIE: $1,163,633)	1,163,633	—	1,163,633
Deferred costs, net of accumulated amortization of $155,353	986,994	—	986,994
Inventory (Crimson VIE: $1,512,398)	1,625,464	—	1,625,464
Prepaid expenses and other assets (Crimson VIE: $4,018,467)	10,939,625	—	10,939,625
Operating right-of-use assets (Crimson VIE: $5,844,591)	5,914,710	—	5,914,710
Deferred tax asset, net	4,173,754	—	4,173,754
Goodwill	1,718,868	—	1,718,868
Total Assets	$504,502,667	$(548,236)	$503,954,431
Liabilities and Equity
Secured credit facilities, net of debt issuance costs of $1,580,091	$104,419,909	$—	$104,419,909
Unsecured convertible senior notes, net of discount and debt issuance costs of $2,713,020	115,336,979	—	115,336,979
Accounts payable and other accrued liabilities (Crimson VIE: $11,454,583)	20,780,331	(548,236)	20,232,095
Management Fees Payable	304,770	—	304,770
Due to affiliated companies (Crimson VIE: $979,603)	979,603	—	979,603
Operating lease liability (Crimson VIE: $5,609,946)	5,651,002	—	5,651,002
Unearned revenue (Crimson VIE $315,000)	6,147,990	—	6,147,990
Total Liabilities	$253,620,584	$(548,236)	$253,072,348

Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,270,350 liquidation preference ($2,500 per share, $0.001 par value), 69,367,000 authorized; 50,108 issued and outstanding at June 30, 2021	$125,270,350	$—	$125,270,350
Common stock, non-convertible, $0.001 par value; 13,673,326 shares issued and outstanding at June 30, 2021 (100,000,000 shares authorized)	13,673	—	13,673
Additional paid-in capital	333,890,657	—	333,890,657
Retained deficit	(327,513,586)	2,609,227	(324,904,359)
Total CorEnergy Equity	131,661,094	2,609,227	134,270,321
Non-controlling interest	119,220,989	(2,609,227)	116,611,762
Total Equity	250,882,083	—	250,882,083
Total Liabilities and Equity	$504,502,667	$(548,236)	$503,954,431

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The effects of the restatement on the consolidated statement of operations for the three months ended June 30, 2021 are summarized in the following table:

	For the Three Months Ended June 30, 2021
	As Reported Previously	Effect of Restatement	As Restated
Revenue
Transportation and distribution revenue	$28,100,343	$—	$28,100,343
Pipeline loss allowance subsequent sales	2,915,533	—	2,915,533
Lease revenue	701,525	—	701,525
Other revenue	579,177	—	579,177
Total Revenue	32,296,578	—	32,296,578
Expenses
Transportation and distribution expenses	15,363,410	—	15,363,410
Pipeline loss allowance subsequent sales cost of revenue	2,223,646	—	2,223,646
General and administrative	5,381,654	—	5,381,654
Depreciation, amortization and ARO accretion expense	3,748,453	—	3,748,453
Total Expenses	26,717,163	—	26,717,163
Operating Income	$5,579,415	$—	$5,579,415
Other Income (Expense)
Other income	$299,293	—	$299,293
Interest expense	(3,295,703)	—	(3,295,703)
Total Other Expense	(2,996,410)	—	(2,996,410)
Income before income taxes	2,583,005	—	2,583,005
Taxes
Current tax expense	20,374	—	20,374
Deferred tax expense	135,222	—	135,222
Income tax expense, net	155,596	—	155,596
Net Income	$2,427,409	$—	$2,427,409
Less: Net income (loss) attributable to non-controlling interest	2,014,870	(1,003,919)	1,010,951
Net Income attributable to CorEnergy Infrastructure Trust, Inc.	$412,539	$1,003,919	$1,416,458
Preferred dividend requirements	2,309,672	—	2,309,672
Net Income (Loss) attributable to Common Stockholders	$(1,897,133)	$1,003,919	$(893,214)

Common Stock
Basic weighted average shares outstanding	13,659,667	—	13,659,667
Basic net loss per share	$(0.14)	$0.07	$(0.07)

Diluted weighted average shares outstanding	13,659,667	—	13,659,667
Diluted net loss per share	$(0.14)	$0.07	$(0.07)

Dividends declared per Common share	$0.050	—	$0.050

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The effects of the restatement on the consolidated statement of operations for the six months ended June 30, 2021 are summarized in the following table:

	For the Six Months Ended June 30, 2021
	As Previously Reported	Effect of Restatement	As Restated
Revenue
Transportation and distribution revenue	$49,395,482	$—	$49,395,482
Pipeline loss allowance subsequent sales	3,991,255	—	3,991,255
Lease revenue	1,176,000	—	1,176,000
Other revenue	774,339	—	774,339
Total Revenue	55,337,076	—	55,337,076
Expenses
Transportation and distribution expenses	25,706,007	—	25,706,007
Pipeline loss allowance subsequent sales cost of revenue	3,172,502	—	3,172,502
General and administrative	15,218,447	—	15,218,447
Depreciation, amortization and ARO accretion expense	6,646,783	—	6,646,783
Loss on impairment and disposal of leased property	5,811,779	—	5,811,779
Loss on termination of lease	165,644	—	165,644
Total Expenses	56,721,162	—	56,721,162
Operating Loss	$(1,384,086)	$—	$(1,384,086)
Other Income (Expense)
Other income	$362,819	$—	$362,819
Interest expense	(6,226,710)	—	(6,226,710)
Loss on extinguishment of debt	(861,814)	—	(861,814)
Total Other Expense	(6,725,705)	—	(6,725,705)
Loss before income taxes	(8,109,791)	—	(8,109,791)
Taxes
Current tax expense	48,241	—	48,241
Deferred tax expense	108,822	—	108,822
Income tax expense, net	157,063	—	157,063
Net Loss	$(8,266,854)	$—	$(8,266,854)
Less: Net income (loss) attributable to non-controlling interest	3,620,178	(2,609,227)	1,010,951
Net Income (Loss) attributable to CorEnergy Infrastructure Trust, Inc.	$(11,887,032)	$2,609,227	$(9,277,805)
Preferred dividend requirements	4,619,344	—	4,619,344
Net Income (Loss) attributable to Common Stockholders	$(16,506,376)	$2,609,227	$(13,897,149)

Common Stock
Basic weighted average shares outstanding	13,655,617	—	13,655,617
Basic net loss per share	$(1.21)	$0.19	$(1.02)

Diluted weighted average shares outstanding	13,655,617	—	13,655,617
Diluted net loss per share	$(1.21)	$0.19	$(1.02)

Dividends declared per Common share	$0.050	$—	$0.050

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The effects of the restatement on the consolidated statement of equity for the three and six months ended June 30, 2021 are summarized in the following table:

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Shares	Amount	Amount
As Previously Reported
Balance at December 31, 2020	13,651,521	$13,652	$125,270,350	$339,742,380	$(315,626,555)	$—	$149,399,827
Net income (loss)	—	—	—	—	(12,299,571)	1,605,308	(10,694,263)
Series A preferred stock dividends	—	—	—	(2,309,672)	—	—	(2,309,672)
Common Stock dividends	—	—	—	(682,576)	—	—	(682,576)
Equity attributable to non-controlling interest	—	—	—	—	—	115,323,036	115,323,036
Balance at March 31, 2021 (Unaudited)	13,651,521	$13,652	$125,270,350	$336,750,132	$(327,926,126)	$116,928,344	$251,036,352
Net income	—	—	—	—	412,539	2,014,870	2,427,409
Series A preferred stock dividends	—	—	—	(2,309,672)	—	—	(2,309,672)
Common Stock dividends	—	—	—	(682,576)	—	—	(682,576)
Reinvestment of dividends paid to common stockholders	21,805	21	—	132,774	—	—	132,795
Crimson cash distribution on A-1 Units	—	—	—	—	—	(604,951)	(604,951)
Crimson A-2 Units dividends payment in kind	—	—	—	—	—	(406,000)	(406,000)
Equity attributable to non-controlling interest	—	—	—	—	—	1,288,726	1,288,726
Balance at June 30, 2021 (Unaudited)	13,673,326	$13,673	$125,270,350	$333,890,657	$(327,513,587)	$119,220,989	$250,882,083

Restatement Impact
Net income (loss)	—	$—	$—	$—	$1,605,308	$(1,605,308)	$—
Balance at March 31, 2021 (Unaudited)	—	$—	$—	$—	$1,605,308	$(1,605,308)	$—
Net income (loss)	—	—	—		1,003,919	(1,003,919)	—
Balance at June 30, 2021 (Unaudited)	—	$—	$—	$—	$2,609,227	$(2,609,227)	$—

As Restated
Balance at December 31, 2020	13,651,521	$13,652	$125,270,350	$339,742,380	$(315,626,555)	$—	$149,399,827
Net loss	—	—	—	—	(10,694,263)	—	(10,694,263)
Series A preferred stock dividends	—	—	—	(2,309,672)	—	—	(2,309,672)
Common Stock dividends	—	—	—	(682,576)	—	—	(682,576)
Equity attributable to non-controlling interest	—	—	—	—	—	115,323,036	115,323,036
Balance at March 31, 2021 (Unaudited)	13,651,521	$13,652	$125,270,350	$336,750,132	$(326,320,818)	$115,323,036	$251,036,352
Net income	—	—	—	—	1,416,458	1,010,951	2,427,409
Series A preferred stock dividends	—	—	—	(2,309,672)	—	—	(2,309,672)
Common Stock dividends	—	—	—	(682,576)	—	—	(682,576)

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Reinvestment of dividends paid to common stockholders	21,805	21	—	132,774	—	—	132,795
Crimson cash distribution on A-1 Units	—	—	—	—	—	(604,951)	(604,951)
Crimson A-2 Units dividends payment in kind	—	—	—	—	—	(406,000)	(406,000)
Equity attributable to non-controlling interest	—	—	—	—	—	1,288,726	1,288,726
Balance at June 30, 2021 (Unaudited)	13,673,326	$13,673	$125,270,350	$333,890,657	$(324,904,359)	$116,611,762	$250,882,083

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The effects of the restatement on the consolidated statement of cash flow for the six months ended June 30, 2021 are summarized in the following table:

	For the Six Months Ended June 30, 2021
	As Previously Reported	Effect of Restatement	As Restated
Operating Activities
Net loss	$(8,266,854)	$—	$(8,266,854)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax	108,822	—	108,822
Depreciation, amortization and ARO accretion	7,427,544	(780,761)	6,646,783
Amortization of debt issuance costs	—	780,761	780,761
Loss on impairment and disposal of leased property	5,811,779	—	5,811,779
Loss on termination of lease	165,644	—	165,644
Loss on extinguishment of debt	861,814	—	861,814
Non-cash lease expense	439,246	(439,246)	—
Changes in assets and liabilities:
Accounts and other receivables	541,580	122,976	664,556
Financing note accrued interest receivable	(9,926)	—	(9,926)
Inventory	144,113	—	144,113
Prepaid expenses and other assets	(2,788,545)	(3,882,392)	(6,670,937)
Due from affiliated companies, net	(184,030)	—	(184,030)
Management fee payable	(666,856)	—	(666,856)
Accounts payable and other accrued liabilities	1,740,265	(117,333)	1,622,932
Operating lease liability	(673,516)	673,516	—
Unearned revenue	(292,738)	—	(292,738)
Other changes, net	—	(234,270)	(234,270)
Net cash provided by operating activities	$4,358,342	$(3,876,749)	$481,593
Investing Activities
Acquisition of Crimson Midstream Holdings, net of cash acquired	(69,002,053)	—	(69,002,053)
Purchases of property and equipment, net	(9,275,334)	(709,933)	(9,985,267)
Proceeds from reimbursable projects	—	586,957	586,957
Proceeds from sale of property and equipment	79,600	—	79,600
Proceeds from insurance recovery	60,153	—	60,153
Principal payment on financing note receivable	70,417	—	70,417
Net cash used in investing activities	$(78,067,217)	$(122,976)	$(78,190,193)
Financing Activities
Debt financing costs	(2,735,922)	—	(2,735,922)
Dividends paid on Series A preferred stock	(4,619,344)	—	(4,619,344)
Dividends paid on Common Stock	(1,232,357)	—	(1,232,357)
Distributions to non-controlling interest	(604,951)	—	(604,951)
Advances on revolving line of credit	8,000,000	—	8,000,000
Payments on revolving line of credit	(7,000,000)	—	(7,000,000)
Proceeds from financing arrangement	—	3,882,392	3,882,392
Payments on financing arrangement	—	(430,903)	(430,903)
Net cash used in financing activities	$(8,192,574)	$3,451,489	$(4,741,085)
Net change in Cash and Cash Equivalents	$(81,901,449)	$(548,236)	$(82,449,685)
Cash and Cash Equivalents at beginning of period	99,596,907	—	99,596,907

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Six Months Ended June 30, 2021
	As Previously Reported	Effect of Restatement	As Restated
Cash and Cash Equivalents at end of period	$17,695,458	$(548,236)	$17,147,222

Supplemental Disclosure of Cash Flow Information
Interest paid	$5,750,876	$—	$5,750,876
Income taxes paid (net of refunds)	(1,286)	—	(1,286)

Non-Cash Investing Activities
In-kind consideration for the Grand Isle Gathering System provided as partial consideration for the Crimson Midstream Holdings acquisition	$48,873,169	$—	$48,873,169
Crimson Credit Facility assumed and refinanced in connection with the Crimson Midstream Holdings acquisition	105,000,000	—	105,000,000
Equity consideration attributable to non-controlling interest holder in connection with the Crimson Midstream Holdings acquisition	116,205,762	—	116,205,762
Purchases of property, plant and equipment in accounts payable and other accrued liabilities	386,009	—	386,009

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to debt financing costs	$235,198	$—	$235,198
Crimson A-2 Units dividends payment in kind	406,000	—	406,000
Assets acquired under financing arrangement	—	3,554,952	3,554,952

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

As of and For the Three and Nine Months Ended September 30, 2021

The effects of the restatement on the consolidated balance sheet as of September 30, 2021 are summarized in the following table:

	September 30, 2021
	As Previously Reported	Effect of Restatement	As Restated
Assets
Property and equipment, net of accumulated depreciation of $32,592,641 (Crimson VIE: $341,422,699)	$445,250,237	$—	$445,250,237
Leased property, net of accumulated depreciation of $247,893	1,278,135	—	1,278,135
Financing notes and related accrued interest receivable, net of reserve of $600,000	1,078,072	—	1,078,072
Cash and cash equivalents (Crimson VIE: $3,717,809)	15,091,957	(411,890)	14,680,067
Accounts and other receivables (Crimson VIE: $11,426,137)	14,573,047	—	14,573,047
Due from affiliated companies (Crimson VIE: $953,806)	953,806	—	953,806
Deferred costs, net of accumulated amortization of $250,564	891,783	—	891,783
Inventory (Crimson VIE: $3,229,161)	3,342,111	—	3,342,111
Prepaid expenses and other assets (Crimson VIE: $5,159,383)	10,550,792	—	10,550,792
Operating right-of-use assets (Crimson VIE: $5,950,501)	6,433,505	—	6,433,505
Deferred tax asset, net	4,060,239	—	4,060,239
Goodwill	16,210,020	—	16,210,020
Total Assets	$519,713,704	$(411,890)	$519,301,814
Liabilities and Equity
Secured credit facilities, net of deferred financing costs of $1,427,667	$102,572,333	$—	$102,572,333
Unsecured convertible senior notes, net of discount and debt issuance costs of $2,548,595	115,501,404	—	115,501,404
Accounts payable and other accrued liabilities (Crimson VIE: $14,005,086)	20,901,358	(411,890)	20,489,468
Income tax liability	33,027	—	33,027
Due to affiliated companies (Crimson VIE: $765,228)	765,228	—	765,228
Operating lease liability (Crimson VIE: $5,826,885)	6,281,014	—	6,281,014
Unearned revenue (Crimson VIE $315,000)	6,001,622	—	6,001,622
Total Liabilities	$252,055,986	$(411,890)	$251,644,096

Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $129,525,675 liquidation preference ($2,500 per share, $0.001 par value), 69,367,000 authorized; 51,810 issued and outstanding at September 30, 2021	$129,525,675	$—	$129,525,675
Common stock, non-convertible, $0.001 par value; 14,866,799 shares issued and outstanding at September 30, 2021 (100,000,000 shares authorized)	14,866	—	14,866
Class B Common Stock, $0.001 par value; 683,761 shares issued and outstanding at September 30, 2021 (11,896,100 shares authorized)	684	—	684
Additional paid-in capital	341,331,070	—	341,331,070
Retained deficit	(324,749,301)	4,718,608	(320,030,693)
Total CorEnergy Equity	146,122,994	4,718,608	150,841,602
Non-controlling interest	121,534,724	(4,718,608)	116,816,116
Total Equity	267,657,718	—	267,657,718
Total Liabilities and Equity	$519,713,704	$(411,890)	$519,301,814

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The effects of the restatement on the consolidated statement of operations for the three months ended September 30, 2021 are summarized in the following table:

	For the Three Months Ended September 30, 2021
	As Previously Reported	Effect of Restatement	As Restated
Revenue
Transportation and distribution revenue	$34,286,394	$—	$34,286,394
Pipeline loss allowance subsequent sales	2,124,581	—	2,124,581
Lease revenue	32,915	—	32,915
Other revenue	584,992	—	584,992
Total Revenue	37,028,882	—	37,028,882
Expenses
Transportation and distribution expenses	16,089,414	—	16,089,414
Pipeline loss allowance subsequent sales cost of revenue	2,718,038	—	2,718,038
General and administrative	5,156,087	—	5,156,087
Depreciation, amortization and ARO accretion expense	3,690,856	—	3,690,856
Total Expenses	27,654,395	—	27,654,395
Operating Income	$9,374,487	$—	$9,374,487
Other Income (expense)
Other income	$4,040	$—	$4,040
Interest expense	(3,351,967)	—	(3,351,967)
Total Other Expense	(3,347,927)	—	(3,347,927)
Income before income taxes	6,026,560	—	6,026,560
Taxes
Current tax benefit	(6,927)	—	(6,927)
Deferred tax expense	113,516	—	113,516
Income tax expense, net	106,589	—	106,589
Net Income	$5,919,971	—	$5,919,971
Less: Net income attributable to non-controlling interest	3,155,685	(2,109,381)	1,046,304
Net income attributable to CorEnergy Infrastructure Trust, Inc.	$2,764,286	$2,109,381	$4,873,667
Preferred dividend requirements	2,388,130	—	2,388,130
Net income attributable to Common Stockholders	$376,156	$2,109,381	$2,485,537

Common Stock
Basic weighted average shares outstanding	15,426,226	(646,600)	14,779,625
Basic net income per share	$0.02	$0.14	$0.16

Diluted weighted average shares outstanding	15,426,226	181,644	15,244,582
Diluted net income per share	$0.02	$0.14	$0.16

Class B Common Stock
Basic and diluted weighted average shares outstanding	—	646,600	646,600
Basic and diluted net income per share	$—	$0.11	$0.11

Dividends declared per Common share	$0.050	$—	$0.050

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The effects of the restatement on the consolidated statement of operations for the nine months ended September 30, 2021 are summarized in the following table:

	For the Nine Months Ended September 30, 2021
	As Previously Reported	Effect of Restatement	As Restated
Revenue
Transportation and distribution revenue	$83,681,876	$—	$83,681,876
Pipeline loss allowance subsequent sales	6,115,836	—	6,115,836
Lease revenue	1,208,915	—	1,208,915
Other revenue	1,359,331	—	1,359,331
Total Revenue	92,365,958	—	92,365,958
Expenses
Transportation and distribution expenses	41,795,421	—	41,795,421
Pipeline loss allowance subsequent sales cost of revenue	5,890,540	—	5,890,540
General and administrative	20,374,534	—	20,374,534
Depreciation, amortization and ARO accretion expense	10,337,639	—	10,337,639
Loss on impairment and disposal of leased property	5,811,779	—	5,811,779
Loss on termination of lease	165,644	—	165,644
Total Expenses	84,375,557	—	84,375,557
Operating Income	$7,990,401	$—	$7,990,401
Other Income (expense)
Other income	$366,859	—	$366,859
Interest expense	(9,578,677)	—	(9,578,677)
Loss on extinguishment of debt	(861,814)	—	(861,814)
Total Other Expense	(10,073,632)	—	(10,073,632)
Loss before income taxes	(2,083,231)	—	(2,083,231)
Taxes
Current tax expense	41,313	—	41,313
Deferred tax expense	222,339	—	222,339
Income tax expense, net	263,652	—	263,652
Net Loss	$(2,346,883)	—	$(2,346,883)
Less: Net income attributable to non-controlling interest	6,775,863	(4,718,608)	2,057,255
Net Loss attributable to CorEnergy Infrastructure Trust, Inc.	$(9,122,746)	$4,718,608	$(4,404,138)
Preferred dividend requirements	7,007,474	—	7,007,474
Net Loss attributable to Common Stockholders	$(16,130,220)	$4,718,608	$(11,411,612)

Common Stock
Basic weighted average shares outstanding	14,252,305	(217,902)	14,034,403
Basic net loss per share	$(1.13)	$0.33	$(0.80)

Diluted weighted average shares outstanding	14,252,305	(217,902)	14,034,403
Diluted net loss per share	$(1.13)	$0.33	$(0.80)

Class B Common Stock
Basic and diluted weighted average shares outstanding	—	217,902	217,902
Basic and diluted net loss per share	$—	$(0.95)	$(0.95)

Dividends declared per Common share	$0.150	$—	$0.150

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The effects of the restatement on the consolidated statement of equity for the three and nine months ended September 30, 2021 are summarized in the following table:

	Common Stock		Class B Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount	Amount
As Previously Reported
Balance at December 31, 2020	13,651,521	$13,652	—	$—	$125,270,350	$339,742,380	$(315,626,555)	$—	$149,399,827
Net income (loss)	—	—	—	—	—	—	(12,299,571)	1,605,308	(10,694,263)
Series A preferred stock dividends	—	—	—	—	—	(2,309,672)	—	—	(2,309,672)
Common Stock dividends	—	—	—	—	—	(682,576)	—	—	(682,576)
Equity attributable to non-controlling interest	—	—	—	—	—	—	—	115,323,036	115,323,036
Balance at March 31, 2021 (Unaudited)	13,651,521	$13,652	—	$—	$125,270,350	$336,750,132	$(327,926,126)	$116,928,344	$251,036,352
Net income	—	—	—	—	—	—	412,539	2,014,870	2,427,409
Series A preferred stock dividends	—	—	—	—	—	(2,309,672)	—	—	(2,309,672)
Common Stock dividends	—	—	—	—	—	(682,576)	—	—	(682,576)
Reinvestment of dividends paid to common stockholders	21,805	21	—	—	—	132,774	—	—	132,795
Crimson cash distribution on A-1 Units	—	—	—	—	—	—	—	(604,951)	(604,951)
Crimson A-2 Units dividends payment in kind	—	—	—	—	—	—	—	(406,000)	(406,000)
Equity attributable to non-controlling interest	—	—	—	—	—	—	—	1,288,726	1,288,726
Balance at June 30, 2021 (Unaudited)	13,673,326	$13,673	—	$—	$125,270,350	$333,890,657	$(327,513,587)	$119,220,989	$250,882,083
Net income	—	—	—	—	—	—	2,764,286	3,155,685	5,919,971
Series A preferred stock dividends	—	—	—	—	—	(2,388,130)	—	—	(2,388,130)
Common Stock dividends	—	—	—	—	—	(741,530)	—	—	(741,530)
Reinvestment of dividends paid to common stockholders	36,228	36	—	—	—	174,583	—	—	174,619
Common stock issued under director's compensation plan	3,399	3	—	—	—	22,497	—	—	22,500
Crimson cash distribution on A-1 Units	—	—	—	—	—	—	—	(841,950)	(841,950)
Crimson A-2 Units dividends payment in kind	—	—	—	—	—	—	—	(204,353)	(204,353)
Equity attributable to non-controlling interest	—	—	—	—	—	—	—	204,353	204,353
Series A preferred stock issued due to internalization transaction	—	—	—	—	4,255,325	(10,213)	—	—	4,245,112
Common Stock issued due to internalization transaction	1,153,846	1,154	—	—	—	7,094,999	—	—	7,096,153
Class B Common Stock issued due to internalization transaction	—	—	683,761	684	—	3,288,206	—	—	3,288,890
Balance at September 30, 2021 (Unaudited)	14,866,799	$14,866	683,761	$684	$129,525,675	$341,331,070	$(324,749,302)	$121,534,724	$267,657,718

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Restatement Impact
Net income (loss)	—	$—	—	$—	$—	$—	$1,605,308	$(1,605,308)	$—
Balance at March 31, 2021 (Unaudited)	—	$—	—	$—	$—	$—	$1,605,308	$(1,605,308)	$—
Net income (loss)	—	—	—	—	—	—	1,003,919	(1,003,919)	—
Balance at June 30, 2021 (Unaudited)	—	$—	—	$—	$—	$—	$2,609,227	$(2,609,227)	$—
Net income (loss)	—	—	—	—	—	—	2,109,381	(2,109,381)	—
Balance at September 30, 2021 (Unaudited)	—	$—	—	$—	$—	$—	$4,718,608	$(4,718,608)	$—
									—
As Restated									—
Balance at December 31, 2020	13,651,521	$13,652	—	$—	$125,270,350	$339,742,380	$(315,626,555)	$—	$149,399,827
Net loss	—	—	—	—	—	—	(10,694,263)	—	(10,694,263)
Series A preferred stock dividends	—	—	—	—	—	(2,309,672)	—	—	(2,309,672)
Common Stock dividends	—	—	—	—	—	(682,576)	—	—	(682,576)
Equity attributable to non-controlling interest	—	—	—	—	—	—	—	115,323,036	115,323,036
Balance at March 31, 2021 (Unaudited)	13,651,521	$13,652	—	$—	$125,270,350	$336,750,132	$(326,320,818)	$115,323,036	$251,036,352
Net income	—	—	—	—	—	—	1,416,458	1,010,951	2,427,409
Series A preferred stock dividends	—	—	—	—	—	(2,309,672)	—	—	(2,309,672)
Common Stock dividends	—	—	—	—	—	(682,576)	—	—	(682,576)
Reinvestment of dividends paid to common stockholders	21,805	21	—	—	—	132,774	—	—	132,795
Crimson cash distribution on A-1 Units	—	—	—	—	—	—	—	(604,951)	(604,951)
Crimson A-2 Units dividends payment in kind	—	—	—	—	—	—	—	(406,000)	(406,000)
Equity attributable to non-controlling interest	—	—	—	—	—	—	—	1,288,726	1,288,726
Balance at June 30, 2021 (Unaudited)	13,673,326	$13,673	—	$—	$125,270,350	$333,890,657	$(324,904,359)	$116,611,762	$250,882,083
Net income	—	—	—	—	—	—	4,873,667	1,046,304	5,919,971
Series A preferred stock dividends	—	—	—	—	—	(2,388,130)	—	—	(2,388,130)
Common Stock dividends	—	—	—	—	—	(741,530)	—	—	(741,530)
Reinvestment of dividends paid to common stockholders	36,228	36	—	—	—	174,583	—	—	174,619
Common stock issued under director's compensation plan	3,399	3	—	—	—	22,497	—	—	22,500
Crimson cash distribution on A-1 Units	—	—	—	—	—	—	—	(841,950)	(841,950)
Crimson A-2 Units dividends payment in kind	—	—	—	—	—	—	—	(204,353)	(204,353)
Equity attributable to non-controlling interest	—	—	—	—	—	—	—	204,353	204,353
Series A preferred stock issued due to internalization transaction	—	—	—	—	4,255,325	(10,213)	—	—	4,245,112

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Common Stock issued due to internalization transaction	1,153,846	1,154	—	—	—	7,094,999	—	—	7,096,153
Class B Common Stock issued due to internalization transaction	—	—	683,761	684	—	3,288,206	—	—	3,288,890
Balance at September 30, 2021 (Unaudited)	14,866,799	$14,866	683,761	$684	$129,525,675	$341,331,070	$(320,030,693)	$116,816,116	$267,657,718

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The effects of the restatement on the consolidated statement of cash flow for the nine months ended September 30, 2021 are summarized in the following table:

	For the Nine Months Ended September 30, 2021
	As Previously Reported	Effect of Restatement	As Restated
Operating Activities
Net loss	$(2,346,883)	$—	$(2,346,883)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax	222,337	—	222,337
Depreciation, amortization and ARO accretion	11,530,460	(1,192,821)	10,337,639
Amortization of debt issuance costs	—	1,192,821	1,192,821
Loss on impairment and disposal of leased property	5,811,779	—	5,811,779
Loss on termination of lease	165,644	—	165,644
Loss on extinguishment of debt	861,814	—	861,814
Non-cash lease expense	373,847	(373,847)	—
Gain on sale of equipment	(16,508)	—	(16,508)
Stock-based compensation	—	22,500	22,500
Changes in assets and liabilities:
Accounts and other receivables	702,251	(586,957)	115,294
Financing note accrued interest receivable	(8,780)	—	(8,780)
Inventory	(1,572,534)	—	(1,572,534)
Prepaid expenses and other assets	(2,409,857)	(3,882,392)	(6,292,249)
Due from affiliated companies, net	(188,578)	—	(188,578)
Management fee payable	(971,626)	—	(971,626)
Accounts payable and other accrued liabilities	987,899	881,766	1,869,665
Income tax liability	33,027	—	33,027
Operating lease liability	(496,900)	496,900	—
Unearned revenue	(439,106)	—	(439,106)
Other changes, net	—	(123,053)	(123,053)
Net cash provided by operating activities	$12,238,286	$(3,565,083)	$8,673,203
Investing Activities
Acquisition of Crimson Midstream Holdings, net of cash acquired	(69,002,053)	—	(69,002,053)
Acquisition of Corridor InfraTrust Management, net of cash acquired	952,487	—	952,487
Purchases of property and equipment, net	(15,024,412)	(709,933)	(15,734,345)
Proceeds from Reimbursable projects	—	1,296,890	1,296,890
Proceeds from sale of property and equipment	97,210	—	97,210
Proceeds from insurance recovery	60,153	—	60,153
Principal payment on financing note receivable	113,595	—	113,595
Decrease in financing note receivable	26,849	—	26,849
Net cash used in investing activities	$(82,776,171)	$586,957	$(82,189,214)
Financing Activities
Debt financing costs	(2,735,922)	—	(2,735,922)
Dividends paid on Series A preferred stock	(7,007,474)	—	(7,007,474)
Dividends paid on Common Stock	(1,799,268)	—	(1,799,268)
Common stock issued under director's compensation plan	22,500	(22,500)	—
Distributions to non-controlling interest	(1,446,901)	—	(1,446,901)
Advances on revolving line of credit	19,000,000	—	19,000,000
Payments on revolving line of credit	(16,000,000)	—	(16,000,000)

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Nine Months Ended September 30, 2021
	As Previously Reported	Effect of Restatement	As Restated
Principal payments on Crimson secured credit facility	(4,000,000)	—	(4,000,000)
Proceeds from financing arrangement	—	3,882,392	3,882,392
Payments on financing arrangement	—	(1,293,656)	(1,293,656)
Net cash used in financing activities	$(13,967,065)	$2,566,236	$(11,400,829)
Net change in Cash and Cash Equivalents	$(84,504,950)	$(411,890)	$(84,916,840)
Cash and Cash Equivalents at beginning of period	99,596,907	—	99,596,907
Cash and Cash Equivalents at end of period	$15,091,957	$(411,890)	$14,680,067

Supplemental Disclosure of Cash Flow Information
Interest paid	$10,206,280	—	$10,206,280
Income taxes paid (net of refunds)	(635,730)	—	(635,730)

Non-Cash Investing Activities
In-kind consideration for the Grand Isle Gathering System provided as partial consideration for the Crimson Midstream Holdings acquisition	$48,873,169	—	$48,873,169
Crimson Credit Facility assumed and refinanced in connection with the Crimson Midstream Holdings acquisition	105,000,000	—	105,000,000
Equity consideration attributable to non-controlling interest holder in connection with the Crimson Midstream Holdings acquisition	116,205,762	—	116,205,762
Series A preferred stock issued due to internalization transaction	4,245,112	—	4,245,112
Common Stock issued due to internalization transaction	7,096,153	—	7,096,153
Class B Common Stock issued due to internalization transaction	3,288,890	—	3,288,890

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to debt financing costs	$235,198	—	$235,198
Crimson A-2 Units dividends payment in kind	610,353	—	610,353
Assets acquired under financing arrangement	—	2,588,520	2,588,520

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

As of and For the Three Months Ended March 31, 2022

The effects of the restatement on the consolidated balance sheet as of March 31, 2022 are summarized in the following table:

	March 31, 2022
	As Previously Reported	Effect of Restatement	As Restated
Assets
Property and equipment, net of accumulated depreciation of $40,964,057 (Crimson VIE: $336,342,641)	$438,593,056	$—	$438,593,056
Leased property, net of accumulated depreciation of $268,522	1,257,505	—	1,257,505
Financing notes and related accrued interest receivable, net of reserve of $600,000	993,994	—	993,994
Cash and cash equivalents (Crimson VIE: $3,264,738)	13,286,081	(2,043,957)	11,242,124
Accounts and other receivables (Crimson VIE: $8,871,936)	12,954,640	—	12,954,640
Due from affiliated companies (Crimson VIE: $169,968)	169,968	—	169,968
Deferred costs, net of accumulated amortization of $440,986	701,361	—	701,361
Inventory (Crimson VIE: $3,829,532)	3,968,235	—	3,968,235
Prepaid expenses and other assets (Crimson VIE: $5,176,012)	7,795,241	—	7,795,241
Operating right-of-use assets (Crimson VIE: $5,357,343)	5,730,264	—	5,730,264
Deferred tax asset, net	134,072	—	134,072
Goodwill	16,210,020	—	16,210,020
Total Assets	$501,794,437	$(2,043,957)	$499,750,480
Liabilities and Equity
Secured credit facilities, net of deferred financing costs of $1,122,820	$96,877,181	$—	$96,877,181
Unsecured convertible senior notes, net of discount and debt issuance costs of $2,219,745	115,830,255	—	115,830,255
Accounts payable and other accrued liabilities (Crimson VIE: $7,686,258)	12,986,409	(2,043,957)	10,942,452
Income tax liability	141,226	—	141,226
Due to affiliated companies (Crimson VIE: $423,491 )	423,491	—	423,491
Operating lease liability (Crimson VIE: $5,044,501)	5,388,922	—	5,388,922
Unearned revenue (Crimson VIE $205,790)	5,885,621	—	5,885,621
Total Liabilities	$237,533,105	$(2,043,957)	$235,489,148

Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $129,525,675 liquidation preference ($2,500 per share, $0.001 par value), 69,367,000 authorized; 51,810 issued and outstanding at March 31, 2022	$129,525,675	—	$129,525,675
Common stock, non-convertible, $0.001 par value; 14,960,628 shares issued and outstanding at March 31, 2022 (100,000,000 shares authorized)	14,960	—	14,960
Class B Common Stock, $0.001 par value; 683,761 shares issued and outstanding at March 31, 2022 (11,896,100 shares authorized)	684	—	684
Additional paid-in capital	335,376,932	—	335,376,932
Retained deficit	(324,853,173)	7,380,138	(317,473,035)
Total CorEnergy Equity	140,065,078	7,380,138	147,445,216
Non-controlling interest	124,196,254	(7,380,138)	116,816,116
Total Equity	264,261,332	—	264,261,332
Total Liabilities and Equity	$501,794,437	$(2,043,957)	$499,750,480

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The effects of the restatement on the consolidated statement of operations for the three months ended March 31, 2022 are summarized in the following table:

	For the Three Months Ended March 31, 2022
	As Previously Reported	Effect of Restatement	As Restated
Revenue
Transportation and distribution	$29,761,354	$—	$29,761,354
Pipeline loss allowance subsequent sales	2,731,763	—	2,731,763
Lease	34,225	—	34,225
Other	345,009	—	345,009
Total Revenue	32,872,351	—	32,872,351
Expenses
Transportation and distribution	13,945,843	—	13,945,843
Pipeline loss allowance subsequent sales cost of revenue	2,192,649	—	2,192,649
General and administrative	5,142,865	—	5,142,865
Depreciation, amortization and ARO accretion	3,976,667	—	3,976,667
Total Expenses	25,258,024	—	25,258,024
Operating Income	$7,614,327	$—	$7,614,327
Other Income (expense)
Other income	$120,542	$—	$120,542
Interest expense	(3,146,855)	—	(3,146,855)
Total Other Expense	(3,026,313)	—	(3,026,313)
Income before income taxes	4,588,014	—	4,588,014
Taxes
Current tax expense	151,044	—	151,044
Deferred tax expense	72,213	—	72,213
Income tax expense, net	223,257	—	223,257
Net Income	$4,364,757	$—	$4,364,757
Less: Net income attributable to non-controlling interest	2,060,294	(1,251,082)	809,212
Net income attributable to CorEnergy Infrastructure Trust, Inc.	$2,304,463	$1,251,082	$3,555,545
Preferred dividend requirements	2,388,130	—	2,388,130
Net income (loss) attributable to Common Stockholders	$(83,667)	$1,251,082	$1,167,415

Common Stock
Basic weighted average shares outstanding	15,600,926	(683,761)	14,917,165
Basic net income (loss) per share	$(0.01)	$0.09	$0.08

Diluted weighted average shares outstanding	15,600,926	(218,804)	15,382,122
Diluted net income (loss) per share	$(0.01)	$0.09	$0.08

Class B Common Stock
Basic and diluted weighted average shares outstanding	—	683,761	683,761
Basic and diluted net income per share	$—	$0.03	$0.03

Dividends declared per Common share	$0.050		$0.050

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The effects of the restatement on the consolidated statement of equity for the three months ended March 31, 2022 are summarized in the following table:

	Series A Cumulative Redeemable Preferred Stock	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Amount	Shares	Amount	Shares	Amount
As Previously Reported
Balance at December 31, 2021	$129,525,675	14,893,184	$14,893	683,761	$684	$338,302,735	$(327,157,636)	$122,945,172	$263,631,523
Net income	—	—	—	—	—	—	2,304,463	2,060,294	4,364,757
Series A preferred stock dividends	—	—	—	—	—	(2,388,130)	—	—	(2,388,130)
Common Stock dividends	—	—	—	—	—	(744,659)	—	—	(744,659)
Reinvestment of dividends paid to common stockholders	—	67,444	67	—	—	206,986	—	—	207,053
Crimson cash dividends on A-1 units	—	—	—	—	—	—	—	(809,212)	(809,212)
Balance at March 31, 2022 (Unaudited)	$129,525,675	14,960,628	$14,960	683,761	$684	$335,376,932	$(324,853,173)	$124,196,254	$264,261,332

Restatement Impact
Adjustments to 2021 Net Income	$—	—	$—	—	$—	$—	$6,129,056	$(6,129,056)	$—
Net income (loss)	—	—	—	—	—	—	1,251,082	(1,251,082)	—
Balance at March 31, 2022 (Unaudited)	$—	—	$—	—	$—	$—	$7,380,138	$(7,380,138)	$—

As Restated
Balance at December 31, 2021	$129,525,675	14,893,184	$14,893	683,761	$684	$338,302,735	$(321,028,580)	$116,816,116	$263,631,523
Net income	—	—	—	—	—	—	3,555,545	809,212	4,364,757
Series A preferred stock dividends	—	—	—	—	—	(2,388,130)	—	—	(2,388,130)
Common Stock dividends	—	—	—	—	—	(744,659)	—	—	(744,659)
Reinvestment of dividends paid to common stockholders	—	67,444	67	—	—	206,986	—	—	207,053
Crimson cash dividends on A-1 units	—	—	—	—	—	—	—	(809,212)	(809,212)
Balance at March 31, 2022 (Unaudited)	$129,525,675	14,960,628	$14,960	683,761	$684	$335,376,932	$(317,473,035)	$116,816,116	$264,261,332

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The effects of the restatement on the consolidated statement of cash flow for the three months ended March 31, 2022 are summarized in the following table:

	For the Three Months Ended March 31, 2022
	As Previously Reported	Effect of Restatement	As Restated
Operating Activities
Net income	$4,364,757	$—	$4,364,757
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax	72,213	—	72,213
Depreciation, amortization and ARO accretion	4,388,927	(412,260)	3,976,667
Amortization of debt issuance costs	—	412,260	412,260
Changes in assets and liabilities:			—
Accounts and other receivables	2,412,748	(1,391,763)	1,020,985
Inventory	(14,712)	—	(14,712)
Prepaid expenses and other assets	1,601,150	(345,675)	1,255,475
Due from affiliated companies, net	282,032	—	282,032
Accounts payable and other accrued liabilities	(4,056,041)	(218,915)	(4,274,956)
Income tax liability	141,226	—	141,226
Operating lease liability	(657,735)	657,735	—
Unearned revenue	46,019	—	46,019
Other changes, net	—	(312,060)	(312,060)
Net cash provided by (used in) operating activities	$8,580,584	$(1,610,678)	$6,969,906
Investing Activities
Purchases of property and equipment, net	(1,098,698)	(92,666)	(1,191,364)
Proceeds from reimbursable projects	—	1,478,042	1,478,042
Principal payment on financing note receivable	42,666	—	42,666
Net cash provided by (used in) investing activities	$(1,056,032)	$1,385,376	$329,344
Financing Activities
Dividends paid on Series A preferred stock	(2,388,130)	—	(2,388,130)
Dividends paid on Common Stock	(744,659)	—	(744,659)
Reinvestment of Dividends Paid to Common Stockholders	207,053	—	207,053
Distributions to non-controlling interest	(809,212)	—	(809,212)
Advances on revolving line of credit	2,000,000	—	2,000,000
Payments on revolving line of credit	(3,000,000)	—	(3,000,000)
Principal payments on Crimson secured credit facility	(2,000,000)	—	(2,000,000)
Payments on financing arrangement	—	(862,754)	(862,754)
Net cash used in financing activities	$(6,734,948)	$(862,754)	$(7,597,702)
Net change in Cash and Cash Equivalents	$789,604	$(1,088,056)	$(298,452)
Cash and Cash Equivalents at beginning of period	12,496,478	(955,902)	11,540,576
Cash and Cash Equivalents at end of period	$13,286,082	$(2,043,958)	$11,242,124

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,500,333	$—	$4,500,333
Income taxes paid (net of refunds)	(716)	—	(716)

Non-Cash Investing Activities
Purchases of property, plant and equipment in accounts payable and other accrued liabilities	$1,178,271	$—	$1,178,271

Non-Cash Financing Activities
Assets acquired under financing arrangement	$—	$647,130	$647,130

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

As of and For the Three and Six Months Ended June 30, 2022

The effects of the restatement on the consolidated balance sheet as of June 30, 2022 are summarized in the following table:

	June 30, 2022
	As Previously Reported	Effect of Restatement	As Restated
Assets
Property and equipment, net of accumulated depreciation of $44,870,127 (Crimson VIE*: $335,765,423)	$437,328,908	$—	$437,328,908
Leased property, net of accumulated depreciation of $278,838	1,247,189	—	1,247,189
Financing notes and related accrued interest receivable, net of reserve of $600,000	950,034	—	950,034
Cash and cash equivalents (Crimson VIE: $1,759,070)	17,750,255	(1,418,585)	16,331,670
Accounts and other receivables (Crimson VIE: $8,577,791)	12,571,130	—	12,571,130
Due from affiliated companies (Crimson VIE: $231,105)	231,105	—	231,105
Deferred costs, net of accumulated amortization of $536,197	606,150	—	606,150
Inventory (Crimson VIE: $4,387,216)	4,540,818	—	4,540,818
Prepaid expenses and other assets (Crimson VIE: $3,931,105)	7,240,815	—	7,240,815
Operating right-of-use assets (Crimson VIE: $5,057,314)	5,374,148	—	5,374,148
Deferred tax asset, net	113,625	—	113,625
Goodwill	16,210,020	—	16,210,020
Total Assets	$504,164,197	$(1,418,585)	$502,745,612
Liabilities and Equity
Secured credit facilities, net of deferred financing costs of $970,395	$96,029,605	$—	$96,029,605
Unsecured convertible senior notes, net of discount and debt issuance costs of $2,055,320	115,994,680	—	115,994,680
Accounts payable and other accrued liabilities (Crimson VIE: $9,854,951)	17,399,201	(1,418,585)	15,980,616
Income tax payable	305,205	—	305,205
Due to affiliated companies (Crimson VIE: $343,105)	343,105	—	343,105
Operating lease liability (Crimson VIE: $4,849,887)	5,138,409	—	5,138,409
Unearned revenue (Crimson VIE $205,790)	6,120,397	—	6,120,397
Total Liabilities	$241,330,602	$(1,418,585)	$239,912,017

Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $129,525,675 liquidation preference ($2,500 per share, $0.001 par value), 69,367,000 authorized; 51,810 issued and outstanding at June 30, 2022	$129,525,675	$—	$129,525,675
Common stock, non-convertible, $0.001 par value; 15,060,857 shares issued and outstanding at June 30, 2022 (100,000,000 shares authorized)	15,060	—	15,060
Class B Common Stock, $0.001 par value; 683,761 shares issued and outstanding at June 30, 2022 (11,896,100 shares authorized)	684	—	684
Additional paid-in capital	332,588,181	—	332,588,181
Retained deficit	(323,649,718)	7,537,597	(316,112,121)
Total CorEnergy Equity	138,479,882	7,537,597	146,017,479
Non-controlling interest	124,353,713	(7,537,597)	116,816,116
Total Equity	262,833,595	—	262,833,595
Total Liabilities and Equity	$504,164,197	$(1,418,585)	$502,745,612

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The effects of the restatement on the consolidated statement of operations for the three months ended June 30, 2022 are summarized in the following table:

	For the Three Months Ended June 30, 2022
	As Previously Reported	Effect of Restatement	As Restated
Revenue
Transportation and distribution	$28,112,834	$—	$28,112,834
Pipeline loss allowance subsequent sales	3,074,436	—	3,074,436
Lease	30,825	—	30,825
Other	303,341	—	303,341
Total Revenue	31,521,436	—	31,521,436
Expenses
Transportation and distribution	14,263,677	—	14,263,677
Pipeline loss allowance subsequent sales cost of revenue	2,438,987	—	2,438,987
General and administrative	5,276,363	—	5,276,363
Depreciation, amortization and ARO accretion	3,992,314	—	3,992,314
Total Expenses	25,971,341	—	25,971,341
Operating Income	$5,550,095	$—	$5,550,095
Other Income (expense)
Other income	$136,023	$—	$136,023
Interest expense	(3,342,906)	—	(3,342,906)
Total Other Expense	(3,206,883)	—	(3,206,883)
Income before income taxes	2,343,212	—	2,343,212
Taxes
Current tax expense	156,877	—	156,877
Deferred tax expense	16,209	—	16,209
Income tax expense, net	173,086	—	173,086
Net Income	$2,170,126	$—	$2,170,126
Less: Net income attributable to non-controlling interest	966,671	(157,459)	809,212
Net income attributable to CorEnergy Infrastructure Trust, Inc.	$1,203,455	$157,459	$1,360,914
Preferred dividend requirements	2,388,130	—	2,388,130
Net Income (loss) attributable to Common Stockholders	$(1,184,675)	$157,459	$(1,027,216)

Common Stock
Basic weighted average shares outstanding	15,673,703	(683,761)	14,989,942
Basic net loss per share	$(0.08)	$0.02	$(0.06)

Diluted weighted average shares outstanding	15,673,703	(218,804)	15,454,899
Diluted net loss per share	$(0.08)	$0.01	$(0.07)

Class B Common Stock
Basic and diluted weighted average shares outstanding	—	683,761	683,761
Basic and diluted net loss per share	$—	$(0.11)	$(0.11)

Dividends declared per Common share	$0.050	$—	$0.050

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The effects of the restatement on the consolidated statement of operations for the six months ended June 30, 2022 are summarized in the following table:

	For the Six Months Ended June 30, 2022
	As Previously Reported	Effect of Restatement	As Restated
Revenue
Transportation and distribution	$57,874,188	$—	$57,874,188
Pipeline loss allowance subsequent sales	5,806,199	—	5,806,199
Lease	65,050	—	65,050
Other	648,350	—	648,350
Total Revenue	64,393,787	—	64,393,787
Expenses
Transportation and distribution	28,209,520	—	28,209,520
Pipeline loss allowance subsequent sales cost of revenue	4,631,636	—	4,631,636
General and administrative	10,419,228	—	10,419,228
Depreciation, amortization and ARO accretion	7,968,981	—	7,968,981
Total Expenses	51,229,365	—	$51,229,365
Operating Income	$13,164,422	$—	13,164,422
Other Income (expense)
Other income	$256,565	$—	$256,565
Interest expense	(6,489,761)	—	(6,489,761)
Total Other Expense	(6,233,196)	—	(6,233,196)
Income before income taxes	6,931,226	—	6,931,226
Taxes
Current tax expense	307,921	—	307,921
Deferred tax expense	88,422	—	88,422
Income tax expense, net	396,343	—	396,343
Net Income	$6,534,883	$—	$6,534,883
Less: Net income attributable to non-controlling interest	3,026,965	(1,408,541)	1,618,424
Net income attributable to CorEnergy Infrastructure Trust, Inc.	$3,507,918	$1,408,541	$4,916,459
Preferred dividend requirements	4,776,260	—	4,776,260
Net Income (loss) attributable to Common Stockholders	$(1,268,342)	$1,408,541	$140,199

Common Stock
Basic weighted average shares outstanding	15,637,515	(683,761)	14,953,754
Basic net income (loss) per share	$(0.08)	$0.09	$0.01

Diluted weighted average shares outstanding	15,637,515	(177,468)	15,460,047
Diluted net income (loss) per share	$(0.08)	$0.09	$0.01

Class B Common Stock
Basic and diluted weighted average shares outstanding	—	683,761	683,761
Basic and diluted net loss per share	—	$(0.09)	$(0.09)

Dividends declared per Common share	$0.100	$—	$0.100

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The effects of the restatement on the consolidated statement of equity for the three and six months ended June 30, 2022 are summarized in the following tables:

	Series A Cumulative Redeemable Preferred Stock	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Amount	Shares	Amount	Shares	Amount
As Previously Reported
Balance at December 31, 2021	$129,525,675	14,893,184	$14,893	683,761	$684	$338,302,735	$(327,157,636)	$122,945,172	$263,631,523
Net income	—	—	—	—	—	—	2,304,463	2,060,294	4,364,757
Series A preferred stock dividends	—	—	—	—	—	(2,388,130)	—	—	(2,388,130)
Common stock dividends	—	—	—	—	—	(744,659)	—	—	(744,659)
Reinvestment of dividends paid to common stockholders	—	67,444	67	—	—	206,986	—	—	207,053
Crimson cash dividends on A-1 units	—	—	—	—	—	—	—	(809,212)	(809,212)
Balance at March 31, 2022 (Unaudited)	$129,525,675	14,960,628	$14,960	683,761	$684	$335,376,932	$(324,853,173)	$124,196,254	$264,261,332
Net income	—	—	—	—	—	—	1,203,455	966,671	2,170,126
Series A preferred stock dividends	—	—	—	—	—	(2,388,130)	—	—	(2,388,130)
Common stock dividends	—	—	—	—	—	(748,031)	—	—	(748,031)
Reinvestment of dividends paid to common stockholders	—	69,312	69	—	—	196,082	—	—	196,151
Crimson cash distribution on A-1 Units	—	—	—	—	—	—	—	(809,212)	(809,212)
Stock-based compensation	—	30,917	31	—	—	151,328	—	—	151,359
Balance at June 30, 2022 (Unaudited)	$129,525,675	15,060,857	$15,060	683,761	$684	$332,588,181	$(323,649,718)	$124,353,713	$262,833,595

Restatement Impact
Adjustments to 2021 Net Income (loss)	$—	—	$—	—	$—	$—	$6,129,056	$(6,129,056)	$—
Net income (loss)	—	—	—	—	—	—	1,251,082	(1,251,082)	—
Balance at March 31, 2022 (Unaudited)	$—	—	$—	—	$—	$—	$7,380,138	$(7,380,138)	$—
Net income	—	—	—	—	—	—	157,459	(157,459)	—
Balance at June 30, 2022 (Unaudited)	$—	—	$—	—	$—	$—	$7,537,597	$(7,537,597)	$—

As Restated
Balance at December 31, 2021	$129,525,675	14,893,184	$14,893	683,761	$684	$338,302,735	$(321,028,580)	$116,816,116	$263,631,523
Net income	—	—	—	—	—	—	3,555,545	809,212	4,364,757
Series A preferred stock dividends	—	—	—	—	—	(2,388,130)	—	—	(2,388,130)
Common Stock dividends	—	—	—	—	—	(744,659)	—	—	(744,659)
Reinvestment of dividends paid to common stockholders	—	67,444	67	—	—	206,986	—	—	207,053
Crimson cash dividends on A-1 units	—	—	—	—	—	—	—	(809,212)	(809,212)
Balance at March 31, 2022 (Unaudited)	$129,525,675	14,960,628	$14,960	683,761	$684	$335,376,932	$(317,473,035)	$116,816,116	$264,261,332
Net income	—	—	—	—	—	—	1,360,914	809,212	2,170,126
Series A preferred stock dividends	—	—	—	—	—	(2,388,130)	—	—	(2,388,130)
Common stock dividends	—	—	—	—	—	(748,031)	—	—	(748,031)

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Reinvestment of dividends paid to common stockholders	—	69,312	69	—	—	196,082	—	—	196,151
Crimson cash distribution on A-1 Units	—	—	—	—	—	—	—	(809,212)	(809,212)
Stock-based compensation	—	30,917	31	—	—	151,328	—	—	151,359
Balance at June 30, 2022 (Unaudited)	$129,525,675	15,060,857	$15,060	683,761	$684	$332,588,181	$(316,112,121)	$116,816,116	$262,833,595

	Series A Cumulative Redeemable Preferred Stock	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Amount	Shares	Amount	Shares	Amount
As Previously Reported
Balance at December 31, 2021	$129,525,675	14,893,184	$14,893	683,761	$684	$338,302,735	$(327,157,636)	$122,945,172	$263,631,523
Net income	—	—	—	—	—	—	3,507,918	3,026,965	6,534,883
Series A preferred stock dividends	—	—	—	—	—	(4,776,260)	—	—	(4,776,260)
Common stock dividends	—	—	—	—	—	(1,492,690)	—	—	(1,492,690)
Reinvestment of dividends paid to common stockholders	—	136,756	136	—	—	403,068	—	—	403,204
Crimson cash dividends on A-1 units	—	—	—	—	—	—	—	(1,618,424)	(1,618,424)
Stock-based Compensation	—	30,917	31	—	—	151,328	—	—	151,359
Balance at June 30, 2022 (Unaudited)	$129,525,675	15,060,857	$15,060	683,761	$684	$332,588,181	$(323,649,718)	$124,353,713	$262,833,595

Restatement Impact
Adjustments to 2021 Net Income	$—	—	$—	—	$—	$—	$6,129,056	$(6,129,056)	$—
Net income (loss)	—	—	—	—	—	—	1,408,541	(1,408,541)	—
Balance at June 30, 2022 (Unaudited)	$—	—	$—	—	$—	$—	$7,537,597	$(7,537,597)	$—

As Restated
Balance at December 31, 2021	$129,525,675	14,893,184	$14,893	683,761	$684	$338,302,735	$(321,028,580)	$116,816,116	$263,631,523
Net income	—	—	—	—	—	—	4,916,459	1,618,424	6,534,883
Series A preferred stock dividends	—	—	—	—	—	(4,776,260)	—	—	(4,776,260)
Common stock dividends	—	—	—	—	—	(1,492,690)	—	—	(1,492,690)
Reinvestment of dividends paid to common stockholders	—	136,756	136	—	—	403,068	—	—	403,204
Crimson cash dividends on A-1 units	—	—	—	—	—	—	—	(1,618,424)	(1,618,424)
Stock-based Compensation	—	30,917	31	—	—	151,328	—	—	151,359
Balance at June 30, 2022 (Unaudited)	$129,525,675	15,060,857	$15,060	683,761	$684	$332,588,181	$(316,112,121)	$116,816,116	$262,833,595

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The effects of the restatement on the consolidated statement of cash flow for the six months ended June 30, 2022 are summarized in the following table:

	For the Six Months Ended June 30, 2022
	As Previously Reported	Effect of Restatement	As Restated
Operating Activities
Net income	$6,534,883	$—	$6,534,883
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax	88,422	—	88,422
Depreciation, amortization and ARO accretion	8,793,101	(824,120)	7,968,981
Amortization of debt issuance costs	—	824,120	824,120
Gain on sale of equipment	(22,678)	—	(22,678)
Stock-based compensation	151,359	—	151,359
Changes in assets and liabilities:
Accounts and other receivables	1,024,635	—	1,024,635
Inventory	(587,295)	—	(587,295)
Prepaid expenses and other assets	2,487,362	(701,791)	1,785,571
Due from affiliated companies, net	140,509	—	140,509
Accounts payable and other accrued liabilities	363,137	707,953	1,071,089
Income tax liability	305,205	—	305,205
Operating lease liability	(908,248)	908,248	—
Unearned revenue	280,795	—	280,795
Other changes, net	—	(206,457)	(206,457)
Net cash provided by operating activities	$18,651,187	$707,953	$19,359,139
Investing Activities
Purchases of property and equipment	(4,141,485)	—	(4,141,485)
Proceeds from reimbursable projects	2,103,544	—	2,103,544
Proceeds from sale of property and equipment	38,075	—	38,075
Principal payment on financing note receivable	86,626	—	86,626
Net cash used in investing activities	$(1,913,240)	$—	$(1,913,240)
Financing Activities
Dividends paid on Series A preferred stock	(4,776,260)	—	(4,776,260)
Dividends paid on Common Stock	(1,492,690)	—	(1,492,690)
Reinvestment of Dividends Paid to Common Stockholders	403,204	—	403,204
Distributions to non-controlling interest	(1,618,424)	—	(1,618,424)
Advances on revolving line of credit	4,000,000	—	4,000,000
Payments on revolving line of credit	(4,000,000)	—	(4,000,000)
Principal payments on Crimson secured credit facility	(4,000,000)	—	(4,000,000)
Payments on financing arrangement	—	(1,170,635)	(1,170,635)
Net cash used in financing activities	$(11,484,170)	$(1,170,635)	$(12,654,805)
Net change in Cash and Cash Equivalents	$5,253,777	$(462,682)	$4,791,094
Cash and Cash Equivalents at beginning of period	12,496,478	(955,902)	11,540,576
Cash and Cash Equivalents at end of period	$17,750,255	$(1,418,584)	$16,331,670

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,999,845	$—	$4,999,845
Income taxes paid (net of refunds)	(12,055)	—	(12,055)

Non-Cash Investing Activities
Purchases of property, plant and equipment in accounts payable and other accrued liabilities	$771,180	$—	$771,180

Non-Cash Financing Activities
Assets acquired under financing arrangement	$—	$1,226,402	$1,226,402

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

As of and For the Three and Nine Months Ended September 30, 2022

The effects of the restatement on the consolidated balance sheet as of September 30, 2022 are summarized in the following table:

	September 30, 2022
	As Previously Reported	Effect of Restatement	As Restated
Assets
Property and equipment, net of accumulated depreciation of $48,864,283 (Crimson VIE*: $337,470,077)	$438,249,633	$—	$438,249,633
Leased property, net of accumulated depreciation of $289,154	1,236,873	—	1,236,873
Financing notes and related accrued interest receivable, net of reserve of $600,000	904,743	—	904,743
Cash and cash equivalents (Crimson VIE: $2,009,787)	21,776,263	(1,127,621)	20,648,642
Accounts and other receivables (Crimson VIE: $7,654,757)	10,609,744	—	10,609,744
Due from affiliated companies (Crimson VIE: $94,994)	94,994	—	94,994
Deferred costs, net of accumulated amortization of $631,408	510,939	—	510,939
Inventory (Crimson VIE: $5,859,262)	6,004,037	—	6,004,037
Prepaid expenses and other assets (Crimson VIE: $3,946,389)	5,699,079	—	5,699,079
Operating right-of-use assets (Crimson VIE: $4,755,606)	5,082,028	—	5,082,028
Deferred tax asset, net	111,681	—	111,681
Goodwill	—	—	—
Total Assets	$490,280,014	$(1,127,621)	$489,152,393
Liabilities and Equity
Secured credit facilities, net of deferred financing costs of $817,972	$99,182,028	$—	$99,182,028
Unsecured convertible senior notes, net of discount and debt issuance costs of $1,890,895	116,159,105	—	116,159,105
Accounts payable and other accrued liabilities (Crimson VIE: $13,819,708)	19,596,670	(1,127,621)	18,469,049
Income tax payable	344,630	—	344,630
Due to affiliated companies (Crimson VIE: $276,428)	276,428	—	276,428
Operating lease liability (Crimson VIE: $4,653,594)	4,951,891	—	4,951,891
Unearned revenue (Crimson VIE: $205,790)	5,990,897	—	5,990,897
Total Liabilities	$246,501,649	$(1,127,621)	$245,374,028

Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $129,525,675 liquidation preference ($2,500 per share, $0.001 par value); 69,367,000 authorized; 51,810 issued and outstanding at September 30, 2022	$129,525,675	$—	$129,525,675
Common stock, non-convertible, $0.001 par value; 15,176,911 shares issued and outstanding at September 30, 2022 (100,000,000 shares authorized)	15,177	—	15,177
Class B Common Stock, $0.001 par value; 683,761 shares issued and outstanding at September 30, 2022 (11,896,100 shares authorized)	684	—	684
Additional paid-in capital	329,796,049	—	329,796,049
Retained deficit	(339,752,470)	7,329,433	(332,423,037)
Total CorEnergy Equity	119,585,115	7,329,433	126,914,548
Non-controlling interest	124,193,250	(7,329,433)	116,863,817
Total Equity	243,778,365	—	243,778,365
Total Liabilities and Equity	$490,280,014	$(1,127,621)	$489,152,393

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The effects of the restatement on the consolidated statement of operations for the three months ended September 30, 2022 are summarized in the following table:

	For the Three Months Ended September 30, 2022
	As Previously Reported	Effect of Restatement	As Restated
Revenue
Transportation and distribution	$31,305,546	$—	$31,305,546
Pipeline loss allowance subsequent sales	1,477,251	—	1,477,251
Lease	111,725	—	111,725
Other	67,164	—	67,164
Total Revenue	32,961,686	—	32,961,686
Expenses
Transportation and distribution	17,647,673	—	17,647,673
Pipeline loss allowance subsequent sales cost of revenue	1,385,028	—	1,385,028
General and administrative	5,743,342	—	5,743,342
Depreciation, amortization and ARO accretion	4,028,800	—	4,028,800
Loss on impairment of goodwill	16,210,020	—	16,210,020
Total Expenses	45,014,863	—	45,014,863
Operating Loss	$(12,053,177)	$—	$(12,053,177)
Other Income (expense)
Other income	$76,050	$—	$76,050
Interest expense	(3,483,208)	—	(3,483,208)
Total Other Expense	(3,407,158)	—	(3,407,158)
Loss before income taxes	(15,460,335)	—	(15,460,335)
Taxes
Current tax expense	35,187	—	35,187
Deferred tax expense	6,182	—	6,182
Income tax expense, net	41,369	—	41,369
Net Loss	$(15,501,704)	$—	$(15,501,704)
Less: Net income attributable to non-controlling interest	601,048	208,164	809,212
Net Loss attributable to CorEnergy Infrastructure Trust, Inc.	$(16,102,752)	$(208,164)	$(16,310,916)
Preferred dividend requirements	2,388,130	—	2,388,130
Net Loss attributable to Common Stockholders	$(18,490,882)	$(208,164)	$(18,699,046)

Common Stock
Basic weighted average shares outstanding	15,773,469	(683,761)	15,089,708
Basic net loss per share	$(1.17)	$(0.01)	$(1.18)

Diluted weighted average shares outstanding	15,773,469	(218,804)	15,554,665
Diluted net loss per share	$(1.17)	$(0.03)	$(1.20)

Class B Common Stock
Basic and diluted weighted average shares outstanding	—	683,761	683,761
Basic and diluted net loss per share	$—	$(1.23)	$(1.23)

Dividends declared per Common share	$0.050	$—	$0.050

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The effects of the restatement on the consolidated statement of operations for the nine months ended September 30, 2022 are summarized in the following table:

	For the Nine Months Ended September 30, 2022
	As Previously Reported	Effect of Restatement	As Restated
Revenue
Transportation and distribution	$89,179,734	$—	$89,179,734
Pipeline loss allowance subsequent sales	7,283,450	—	7,283,450
Lease	176,775	—	176,775
Other	715,514	—	715,514
Total Revenue	97,355,473	—	97,355,473
Expenses
Transportation and distribution	45,857,193	—	45,857,193
Pipeline loss allowance subsequent sales cost of revenue	6,016,664	—	6,016,664
General and administrative	16,162,570	—	16,162,570
Depreciation, amortization and ARO accretion	11,997,781	—	11,997,781
Loss on impairment of goodwill	16,210,020	—	16,210,020
Total Expenses	96,244,228	—	96,244,228
Operating Income	$1,111,245	$—	$1,111,245
Other Income (expense)
Other income	$332,615	$—	$332,615
Interest expense	(9,972,969)	—	$(9,972,969)
Total Other Expense	(9,640,354)	—	(9,640,354)
Loss before income taxes	(8,529,109)	—	(8,529,109)
Taxes
Current tax expense	343,108	—	343,108
Deferred tax expense	94,604	—	94,604
Income tax expense, net	437,712	—	437,712
Net Loss	$(8,966,821)	$—	$(8,966,821)
Less: Net income attributable to non-controlling interest	3,628,013	(1,200,377)	2,427,636
Net Loss attributable to CorEnergy	$(12,594,834)	$1,200,377	$(11,394,457)
Preferred dividend requirements	7,164,390	—	7,164,390
Net Loss attributable to Common Stockholders	$(19,759,224)	$1,200,377	$(18,558,847)

Common Stock
Basic weighted average shares outstanding	15,683,331	(683,761)	14,999,570
Basic net loss per share	$(1.26)	$0.08	$(1.18)

Diluted weighted average shares outstanding	15,683,331	(218,804)	15,464,527
Diluted net loss per share	$(1.26)	$0.06	$(1.20)

Class B Common Stock
Basic and diluted weighted average shares outstanding	—	683,761	683,761
Basic and diluted net loss per share	$—	$(1.33)	$(1.33)

Dividends declared per Common share	$0.150	$—	$0.150

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The effects of the restatement on the consolidated statement of equity for the three and nine months ended September 30, 2022 are summarized in the following tables:

	Series A Cumulative Redeemable Preferred Stock	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Amount	Shares	Amount	Shares	Amount
As Previously Reported
Balance at June 30, 2022 (Unaudited)	$129,525,675	15,060,857	$15,060	683,761	$684	$332,588,181	$(323,649,718)	$124,353,713	$262,833,595
Net income (loss)	—	—	—	—	—	—	(16,102,752)	601,048	(15,501,704)
Series A preferred stock dividends	—	—	—	—	—	(2,388,130)	—	—	(2,388,130)
Common Stock dividends	—	—	—	—	—	(753,043)	—	—	(753,043)
Reinvestment of dividends paid to common stockholders	—	84,606	85	—	—	197,895	—	—	197,980
Common Stock, accrued dividend equivalent	—	—	—	—	—	(34,145)	—	—	(34,145)
Crimson cash distribution on Class A-1 Units	—	—	—	—	—	—	—	(809,212)	(809,212)
Stock-based compensation	—	31,448	32	—	—	185,291	—	47,701	233,024
Balance at September 30, 2022 (Unaudited)	$129,525,675	15,176,911	$15,177	683,761	$684	$329,796,049	$(339,752,470)	$124,193,250	$243,778,365

Restatement Impact
Adjustments to 2021 Net Income (loss)	$—	—	$—	—	$—	$—	$6,129,056	$(6,129,056)	—
Adjustments to Q1 - Q2 2022 Net Income (loss)	—	—	—	—	—	—	1,408,541	(1,408,541)	—
Net income (loss)	—	—	—	—	—	—	(208,164)	208,164	—
Balance at September 30, 2022 (Unaudited)	$—	—	$—	—	$—	$—	$7,329,433	$(7,329,433)	$—

As Restated
Balance at June 30, 2022 (Unaudited)	$129,525,675	15,060,857	$15,060	683,761	$684	$332,588,181	$(316,112,121)	$116,816,116	$262,833,595
Net income (loss)	—	—	—	—	—	—	(16,310,916)	809,212	(15,501,704)
Series A preferred stock dividends	—	—	—	—	—	(2,388,130)	—	—	(2,388,130)
Common Stock dividends	—	—	—	—	—	(753,043)	—	—	(753,043)
Reinvestment of dividends paid to common stockholders	—	84,606	85	—	—	197,895	—	—	197,980
Common Stock, accrued dividend equivalent	—	—	—	—	—	(34,145)	—	—	(34,145)
Crimson cash distribution on Class A-1 Units	—	—	—	—	—	—	—	(809,212)	(809,212)
Stock-based compensation	—	31,448	32	—	—	185,291	—	47,701	233,024
Balance at September 30, 2022 (Unaudited)	$129,525,675	15,176,911	$15,177	683,761	$684	$329,796,049	$(332,423,037)	$116,863,817	$243,778,365

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	Series A Cumulative Redeemable Preferred Stock	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Amount	Shares	Amount	Shares	Amount
As Previously Reported
Balance at December 31, 2021	$129,525,675	14,893,184	$14,893	683,761	$684	$338,302,735	$(327,157,636)	$122,945,172	$263,631,523
Net income (loss)	—	—	—	—	—	—	(12,594,834)	3,628,013	(8,966,821)
Series A preferred stock dividends	—	—	—	—	—	(7,164,390)	—	—	(7,164,390)
Common stock dividends	—	—	—	—	—	(2,245,733)	—	—	(2,245,733)
Reinvestment of dividends paid to common stockholders	—	221,362	221	—	—	600,963	—	—	601,184
Common Stock, accrued dividend equivalent	—	—	—	—	—	(34,145)	—	—	(34,145)
Crimson cash dividends on Class A-1 units	—	—	—	—	—	—	—	(2,427,636)	(2,427,636)
Stock-based Compensation	—	62,365	63	—	—	336,619	—	47,701	384,383
Balance at September 30, 2022 (Unaudited)	$129,525,675	15,176,911	$15,177	683,761	$684	$329,796,049	$(339,752,470)	$124,193,250	$243,778,365

Restatement Impact
Adjustments to 2021 Net Income (loss)	$—	—	$—	—	$—	$—	$6,129,056	$(6,129,056)	$—
Net income (loss)	—	—	—	—	—	—	1,200,377	(1,200,377)	—
Balance at September 30, 2022 (Unaudited)	$—	—	$—	—	$—	$—	$7,329,433	$(7,329,433)	$—

As Restated
Balance at December 31, 2021	$129,525,675	14,893,184	$14,893	683,761	$684	$338,302,735	$(321,028,580)	$116,816,116	$263,631,523
Net income (loss)	—	—	—	—	—	—	(11,394,457)	2,427,636	(8,966,821)
Series A preferred stock dividends	—	—	—	—	—	(7,164,390)	—	—	(7,164,390)
Common Stock dividends	—	—	—	—	—	(2,245,733)	—	—	(2,245,733)
Reinvestment of dividends paid to common stockholders	—	221,362	221	—	—	600,963	—	—	601,184
Common Stock, accrued dividend equivalent	—	—	—	—	—	(34,145)	—	—	(34,145)
Crimson cash distribution on Class A-1 Units	—	—	—	—	—	—	—	(2,427,636)	(2,427,636)
Stock-based compensation	—	62,365	63	—	—	336,619	—	47,701	384,383
Balance at September 30, 2022 (Unaudited)	$129,525,675	15,176,911	$15,177	683,761	$684	$329,796,049	$(332,423,037)	$116,863,817	$243,778,365

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The effects of the restatement on the consolidated statement of cash flow for the nine months ended September 30, 2022 are summarized in the following table:

	For the Nine Months Ended September 30, 2022
	As Previously Reported	Effect of Restatement	As Restated
Operating Activities
Net loss	$(8,966,821)	$—	$(8,966,821)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax	94,604	—	94,604
Depreciation, amortization and ARO accretion	11,997,781	—	11,997,781
Amortization of debt issuance costs	1,236,178	—	1,236,178
Loss on impairment of goodwill	16,210,020	—	16,210,020
Gain on sale of equipment	(39,678)	—	(39,678)
Stock-based compensation	384,383	—	384,383
Changes in assets and liabilities:
Accounts and other receivables	2,715,207	—	2,715,207
Inventory	(2,050,514)	—	(2,050,514)
Prepaid expenses and other assets	4,296,890	(2,514,429)	1,782,460
Due from affiliated companies, net	209,943	—	209,943
Accounts payable and other accrued liabilities	1,213,961	1,815,664	3,029,625
Income tax liability	344,630	—	344,630
Operating lease liability	(1,094,766)	1,094,766	—
Unearned revenue	151,295	—	151,295
Other changes, net	—	(100,855)	(100,855)
Net cash provided by operating activities	$26,703,113	$295,146	$26,998,258
Investing Activities
Purchases of property and equipment	(7,759,603)	—	(7,759,603)
Proceeds from reimbursable projects	2,385,858	—	2,385,858
Proceeds from sale of property and equipment	55,075	—	55,075
Principal payment on financing note receivable	131,917	—	131,917
Net cash used in investing activities	$(5,186,753)	$—	$(5,186,753)
Financing Activities
Dividends paid on Series A preferred stock	(7,164,390)	—	(7,164,390)
Dividends paid on Common Stock	(1,644,549)	—	(1,644,549)

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Nine Months Ended September 30, 2022
	As Previously Reported	Effect of Restatement	As Restated
Distributions to non-controlling interest	(2,427,636)	—	(2,427,636)
Advances on revolving line of credit	9,000,000	—	9,000,000
Payments on revolving line of credit	(4,000,000)	—	(4,000,000)
Principal payments on Crimson secured credit facility	(6,000,000)	—	(6,000,000)
Proceeds from financing arrangement	—	1,520,517	1,520,517
Payments on financing arrangement	—	(1,987,382)	(1,987,382)
Net cash used in financing activities	$(12,236,575)	$(466,865)	$(12,703,440)
Net change in Cash and Cash Equivalents	9,279,785	(171,719)	9,108,065
Cash and Cash Equivalents at beginning of period	12,496,478	(955,902)	11,540,576
Cash and Cash Equivalents at end of period	$21,776,263	$(1,127,621)	$20,648,641

Supplemental Disclosure of Cash Flow Information
Interest paid	$8,802,697	$—	$8,802,697
Income taxes paid (net of refunds)	(12,055)	—	(12,055)

Non-Cash Investing Activities
Purchases of property, plant and equipment in accounts payable and other accrued liabilities	$2,249,585	$—	$2,249,585

Non-Cash Financing Activities
Reinvestment of Dividends Paid to Common Stockholders	$601,184	$—	$601,184
Dividend equivalents accrued on RSUs	34,145	—	34,145
Assets acquired under financing arrangement	—	307,312	307,312

As described in Note 20 ("Restatement Of Prior Period"), the Company previously reported earnings per share for its Common Stock and Class B Common Stock on a combined basis, however, beginning with the quarter ended September 30, 2021 when the Class B Common Stock was first issued it should have reported earnings per share using the two-class method, under which earnings per share for its Common Stock and Class B Common Stock should have been separately calculated and reported, during these periods. Additionally, due to the error in calculating net income allocable to non-controlling interest that is further described in Note 20 ("Restatement Of Prior Period"), the numerator used in calculating earnings per share was incorrect beginning with the quarter ended March 31, 2021. The tables below present the restated basic and diluted earnings (loss) per share for the impacted interim periods for the years 2022 and 2021.
RESTATED LOSS PER SHARE FOR THE THREE MONTHS ENDED MARCH 31, 2021

LOSS PER SHARE
For the Three Months Ended
March 31, 2021
Net Loss	(10,694,263)
Less: Preferred dividend requirements(1)	2,309,672
Net Loss attributable to Common Stockholders	$(13,003,935)

Numerator for basic and diluted net loss per Common Stock share	$(13,003,935)

Weighted average shares - basic and diluted	13,651,521

Basic and diluted loss per share	$(0.95)
(1) For the three months ended March 31, 2021, 2,361,000 shares of Common Stock are excluded from the computation of diluted net earnings per share because their effect would be antidilutive. These shares are related to the 5.875% Convertible Debt.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
RESTATED LOSS PER SHARE FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

LOSS PER SHARE
	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Net Income (Loss)	2,427,409	(8,266,854)
Less: Net income attributable to non-controlling interest	1,010,951	1,010,951
Less: Preferred dividend requirements(1)	2,309,672	4,619,344
Net Loss attributable to Common Stockholders	$(893,214)	$(13,897,149)

Numerator for basic and diluted net loss per Common Stock share	$(893,214)	$(13,897,149)

Weighted average shares - basic and diluted	13,659,667	13,655,617

Basic and diluted Loss per share	$(0.07)	$(1.02)
(1) For the three and six months ended June 30, 2021, 2,361,000 shares of Common Stock are excluded from the computation of diluted net earnings per share because their effect would be antidilutive. These shares are related to the 5.875% Convertible Debt.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

RESTATED EARNINGS (LOSS) PER SHARE FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

EARNINGS (LOSS) PER SHARE
	For the Three Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2021
Numerator for basic and diluted earnings per Common Stock and Class B Common Stock share:
Net Income (Loss)	$5,919,971	$(2,346,883)
Less: Net Income attributable to non-controlling interests	1,046,304	2,057,255
Net Income (Loss) attributable to CorEnergy Infrastructure Trust, Inc.	4,873,667	(4,404,138)
Less dividends / distributions:
Preferred dividend requirements	2,388,130	7,007,474
Common Stock dividends	741,530	2,106,681
Total undistributed earnings (losses)	$1,744,007	$(13,518,293)

Common Stock undistributed earnings (losses) - basic	$1,670,907	$(13,311,613)
Class B Common Stock undistributed earnings (losses) - basic	73,100	(206,680)
Total undistributed earnings (losses) - basic	$1,744,007	$(13,518,293)

Common Stock undistributed earnings (losses) - diluted	$1,744,007	$(13,311,613)
Class B Common Stock undistributed earnings (losses) - diluted	73,100	(206,680)
Total undistributed earnings (losses) - diluted	$1,817,107	$(13,518,293)

Common Stock dividends	$741,530	$2,106,681
Common Stock undistributed earnings (loss) - basic	1,670,907	(13,311,613)
Numerator for basic net earnings (loss) per Common Stock share	$2,412,437	$(11,204,932)

Class B Common Stock dividends	$—	$—
Class B Common Stock undistributed earnings (loss) - basic	73,100	(206,680)
Numerator for basic net earnings (loss) per Class B Common Stock share	$73,100	$(206,680)

Common Stock dividends	$741,530	$2,106,681
Common Stock undistributed earnings (loss) - diluted	1,744,007	(13,311,613)
Numerator for diluted net earnings (loss) per Common Stock share	$2,485,537	$(11,204,932)

Class B Common Stock dividends	$—	$—
Class B Common Stock undistributed earnings - diluted	73,100	(206,680)
Numerator for diluted net earnings (loss) per Class B Common Stock share	$73,100	$(206,680)

Denominator for basic net earnings (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding - basic	14,779,625	14,034,403
Class B Common Stock weighted average shares outstanding - basic	646,600	217,902

Denominator for diluted net earnings (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding - diluted(1)(2)	15,244,582	14,034,403
Class B Common Stock weighted average shares outstanding - diluted(3)	646,600	217,902

Basic net earnings (loss) per share:
Common Stock	$0.16	$(0.80)
Class B Common Stock	$0.11	$(0.95)

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Diluted net earnings (loss) per share:
Common Stock	$0.16	$(0.80)
Class B Common Stock	$0.11	$(0.95)

NOTES TO TABLE
(1) For purposes of the diluted net loss per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted at a ratio of 1 Class B Common Stock share to .68 Common Stock share; therefore, 100% of undistributed earnings (losses) is allocated to Common Stock.
(2) For the three months ended September 30, 2021, 2,361,000 shares of Common Stock are excluded from the computation of diluted net earnings per share because their effect would be antidilutive. These shares are related to the 5.875% Convertible Debt. For the nine months ended September 30, 2021, 2,825,957 shares of Common Stock are excluded from the computation of diluted net loss per share because their effect would be antidilutive. This is comprised of 464,957 shares of converted Class B Common Stock and 2,361,000 shares of the converted 5.875% convertible debt.
(3) For purposes of the diluted net earnings (loss) per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed not converted to Common Stock.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

RESTATED EARNINGS PER SHARE FOR THE THREE MONTHS ENDED MARCH 31, 2022

EARNINGS PER SHARE
For the Three Months Ended
March 31, 2022
Numerator for basic and diluted earnings per Common Stock and Class B Common Stock share:
Net Income	$4,364,757
Less: Net income attributable to non-controlling interests	809,212
Net income attributable to CorEnergy Infrastructure Trust, Inc.	3,555,545
Less dividends / distributions:
Preferred dividend requirements	2,388,130
Common Stock dividends	744,659
Total undistributed earnings	$422,756

Common Stock undistributed earnings - basic	$404,227
Class B Common Stock undistributed earnings - basic	18,529
Total undistributed earnings - basic	$422,756

Common Stock undistributed earnings - diluted	$422,756
Class B Common Stock undistributed earnings - diluted	18,529
Total undistributed earnings - diluted	$441,285

Common Stock dividends	$744,659
Common Stock undistributed earnings - basic	404,227
Numerator for basic net earnings per Common Stock share	$1,148,886

Class B Common Stock dividends	$—
Class B Common Stock undistributed earnings - basic	18,529
Numerator for basic net earnings per Class B Common Stock share	$18,529

Common Stock dividends	$744,659
Common Stock undistributed earnings - diluted	422,756
Numerator for diluted net earnings per Common Stock share	$1,167,415

Class B Common Stock dividends	$—
Class B Common Stock undistributed earnings - diluted	18,529
Numerator for diluted net earnings per Class B Common Stock share	$18,529

Denominator for basic net earnings per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding - basic	14,917,165
Class B Common Stock weighted average shares outstanding - basic	683,761

Denominator for diluted net earnings per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding - diluted(1)(2)	15,382,122
Class B Common Stock weighted average shares outstanding - diluted(3)	683,761

Basic net earnings per share:
Common Stock	$0.08

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Class B Common Stock	$0.03

Diluted net earnings per share:
Common Stock	$0.08
Class B Common Stock	$0.03

NOTES TO TABLE
(1) For purposes of the diluted net earnings per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted at a ratio of 1 Class B Common Stock share to .68 Common Stock share; therefore, 100% of undistributed earnings is allocated to Common Stock.
(2) For the three months ended March 31, 2022, 2,361,000 shares of Common Stock are excluded from the computation of diluted net earnings per share because their effect would be antidilutive. These shares are related to the 5.875% Convertible Debt.
(3) For purposes of the diluted net earnings per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed not converted to Common Stock.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

RESTATED EARNINGS (LOSS) PER SHARE FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

EARNINGS (LOSS) PER SHARE
	For the Three Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2022
Numerator for basic and diluted earnings per Common Stock and Class B Common Stock share:
Net Income	$2,170,126	$6,534,883
Less: Net income attributable to non-controlling interests	809,212	1,618,424
Net income attributable to CorEnergy Infrastructure Trust, Inc.	1,360,914	4,916,459
Less dividends / distributions:
Preferred dividend requirements	2,388,130	4,776,260
Common Stock dividends	748,031	1,492,690
Total undistributed earnings	$(1,775,247)	$(1,352,491)

Common Stock undistributed earnings - basic	$(1,697,802)	$(1,293,352)
Class B Common Stock undistributed earnings - basic	(77,445)	(59,139)
Total undistributed earnings - basic	$(1,775,247)	$(1,352,491)

Common Stock undistributed earnings - diluted	$(1,775,247)	$(1,352,491)
Class B Common Stock undistributed earnings - diluted	(77,445)	(59,139)
Total undistributed earnings - diluted	$(1,852,692)	$(1,411,630)

Common Stock dividends	$748,031	$1,492,690
Common Stock undistributed earnings - basic	(1,697,802)	(1,293,352)
Numerator for basic net earnings per Common Stock share	$(949,771)	$199,338

Class B Common Stock dividends	$—	$—
Class B Common Stock undistributed earnings - basic	(77,445)	(59,139)
Numerator for basic net earnings per Class B Common Stock share	$(77,445)	$(59,139)

Common Stock dividends	$748,031	$1,492,690
Common Stock undistributed earnings - diluted	(1,775,247)	(1,352,491)
Numerator for diluted net earnings per Common Stock share	$(1,027,216)	$140,199

Class B Common Stock dividends	$—	$—
Class B Common Stock undistributed earnings - diluted	(77,445)	(59,139)
Numerator for diluted net earnings per Class B Common Stock share	$(77,445)	$(59,139)

Denominator for basic net earnings per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding - basic	14,989,942	14,953,754
Class B Common Stock weighted average shares outstanding - basic	683,761	683,761

Denominator for diluted net earnings per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding - diluted(1)(2)	15,454,899	15,460,047
Class B Common Stock weighted average shares outstanding - diluted(3)	683,761	683,761

Basic net earnings (loss) per share:
Common Stock	$(0.06)	$0.01
Class B Common Stock	$(0.11)	$(0.09)

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Diluted net earnings (loss) per share:
Common Stock	$(0.07)	$0.01
Class B Common Stock	$(0.11)	$(0.09)

NOTES TO TABLE
(1) For purposes of the diluted net earnings (loss) per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted at a ratio of 1 Class B Common Stock share to .68 Common Stock share; therefore, 100% of undistributed earnings (losses) is allocated to Common Stock.
(2) For the three and sixth months ended June 30, 2022, 2,361,000 shares of Common Stock are excluded from the computation of diluted net loss per share because their effect would be antidilutive. These shares are related to the 5.875% Convertible Debt.
(3) For purposes of the diluted net loss per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed not converted to Common Stock.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

RESTATED LOSS PER SHARE FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

LOSS PER SHARE
	For the Three Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2022
Numerator for basic and diluted earnings per Common Stock and Class B Common Stock share:
Net Loss	$(15,501,704)	$(8,966,821)
Less: Net income attributable to non-controlling interests	809,212	2,427,636
Net Loss attributable to CorEnergy Infrastructure Trust, Inc.	(16,310,916)	(11,394,457)
Less dividends / distributions:
Preferred dividend requirements	2,388,130	7,164,390
Common Stock dividends	753,043	2,245,733
Total undistributed earnings	$(19,452,089)	$(20,804,580)

Common Stock undistributed earnings - basic	$(18,608,864)	$(19,897,543)
Class B Common Stock undistributed earnings - basic	(843,225)	(907,037)
Total undistributed earnings - basic	$(19,452,089)	$(20,804,580)

Common Stock undistributed earnings - diluted	$(19,452,089)	$(20,804,580)
Class B Common Stock undistributed earnings - diluted	(843,225)	(907,037)
Total undistributed earnings - diluted	$(20,295,314)	$(21,711,617)

Common Stock dividends	$753,043	$2,245,733
Common Stock undistributed earnings - basic	(18,608,864)	(19,897,543)
Numerator for basic net earnings per Common Stock share	$(17,855,821)	$(17,651,810)

Class B Common Stock dividends	$—	$—
Class B Common Stock undistributed earnings - basic	(843,225)	(907,037)
Numerator for basic net earnings per Class B Common Stock share	$(843,225)	$(907,037)

Common Stock dividends	$753,043	$2,245,733
Common Stock undistributed earnings - diluted	(19,452,089)	(20,804,580)
Numerator for diluted net earnings per Common Stock share	$(18,699,046)	$(18,558,847)

Class B Common Stock dividends	$—	$—
Class B Common Stock undistributed earnings - diluted	(843,225)	(907,037)
Numerator for diluted net earnings per Class B Common Stock share	$(843,225)	$(907,037)

Denominator for basic net earnings per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding - basic	15,089,708	14,999,570
Class B Common Stock weighted average shares outstanding - basic	683,761	683,761

Denominator for diluted net earnings per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding - diluted(1)(2)	15,554,665	15,464,527
Class B Common Stock weighted average shares outstanding - diluted(3)	683,761	683,761

Basic net loss per share:
Common Stock	$(1.18)	$(1.18)
Class B Common Stock	$(1.23)	$(1.33)

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Diluted net loss per share:
Common Stock	$(1.20)	$(1.20)
Class B Common Stock	$(1.23)	$(1.33)

NOTES TO TABLE
(1) For purposes of the diluted net loss per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted at a ratio of 1 Class B Common Stock share to .68 Common Stock share; therefore, 100% of undistributed earnings (losses) is allocated to Common Stock.
(2) For the three and nine months ended September 30, 2022, 2,361,000 shares of Common Stock are excluded from the computation of diluted net loss per share because their effect would be antidilutive. These shares are related to the 5.875% Convertible Debt.
(3) For purposes of the diluted net earnings (loss) per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed not converted to Common Stock.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
22. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
On February 3, 2023, the Company suspended all dividends including dividends on its Common Stock, Series A Preferred Stock, and the Crimson Class A-1 Units. The Series A Preferred Stock and Crimson Class A-1 Units will accrue dividends for pay-out at an undetermined date in the future upon declaration by the Board of Directors.
During February 2023, the Company committed to a reduction in force plan to better align its cost structure given the difficult market and current economic environment. The separations resulted in $1.1 million of severance related expense for the three months ended March 31, 2023.

During March 2023, the Company committed to a plan to sell the MoGas and Omega asset group. The disposal group is available for sale in its present condition and an active program to locate a buyer has been initiated. Based on preliminary indications of interest, the transaction price is expected to exceed the carrying value of the asset group with significant cushion. The Company expects to close the sale during the third quarter of 2023 and as a result the held for sale criteria have been met subsequent to December 31, 2022 but prior to the issuance of the 2022 consolidated financial statements.

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
Robert L Waldron
President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ David J. Schulte	Chairman and Chief Executive Officer (Principal Executive Officer)	March 29, 2023
David J. Schulte

/s/ Robert L Waldron	President and Chief Financial Officer (Principal Financial Officer)	March 29, 2023
Robert L Waldron

/s/ Christopher M. Huffman	Chief Accounting Officer (Principal Accounting Officer)	March 29, 2023
Christopher M. Huffman

/s/ Todd Banks	Director	March 29, 2023
Todd Banks

/s/ Conrad S. Ciccotello	Director	March 29, 2023
Conrad S. Ciccotello

/s/ John D. Grier	Director	March 29, 2023
John D. Grier

/s/ Catherine A. Lewis	Director	March 29, 2023
Catherine A. Lewis

/s/ Arkan Haile	Director	March 29, 2023
Arkan Haile