Form 10-Q
period 2023-03-31
CorEnergy Infrastructure Trust, Inc.
filed 2023-05-11
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐   No  ☒
As of May 5, 2023, the registrant had 15,350,883 shares of Common Stock outstanding and 683,761 shares of Class B Common Stock outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023
TABLE OF CONTENTS
____________________________________________________________________________________________

This Report on Form 10-Q should be read in its entirety. No one section of this report deals with all aspects of the subject matter disclosed herein. It should be read in conjunction with the unaudited consolidated financial statements, related notes, and with the Management's Discussion & Analysis included within, as well as provided in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2022.
The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023 or for any other interim or annual period. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2022.

Table of Contents	GLOSSARY OF DEFINED TERMS
Certain of the defined terms used in this Report as set forth below:
5.875% Convertible Notes: the Company's 5.875% Unsecured Convertible Senior Notes due 2025.
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
bpd: Barrels per day.
Cash Available for Distribution, or CAD (a non-GAAP financial measure): the Company's earnings before interest, taxes, depreciation and amortization, less (i) cash interest expense, (ii) preferred dividend requirements, including Crimson Class A-1 Units, (iii) regularly scheduled debt amortization, (iv) maintenance capital expenditures, and (v) reinvestment allocation and plus or minus other adjustments, but excluding the impact of extraordinary or nonrecurring expenses unrelated to the operations of Crimson and all of its subsidiaries, as defined in the Articles Supplementary for the Class B Common Stock and effective beginning with the quarter ending June 30, 2021.
Class B Common Stock: the Company's Class B Common Stock, par value $0.001 per share.
Code: the Internal Revenue Code of 1986, as amended.
Common Stock: the Company's Common Stock, par value $0.001 per share.
Company or CorEnergy: CorEnergy Infrastructure Trust, Inc. (NYSE: CORR).
Contribution Agreement: the Contribution Agreement, dated as of February 4, 2021, among the Company and the Contributors, pursuant to which the Company acquired Corridor in the Internalization transaction.
Corridor: Corridor InfraTrust Management, LLC, the Company's former external manager.
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

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)
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
IRS: Internal Revenue Service.
LIBOR: the London Interbank Offered Rate, a benchmark interest rate being replaced by SOFR.
MoGas: MoGas Pipeline LLC, an indirect wholly-owned subsidiary of CorEnergy.
MoGas Pipeline System: an approximately 263-mile interstate natural gas pipeline system located in and around St. Louis and extending into central Missouri, which is owned and operated by MoGas.
Mowood: Mowood, LLC, a wholly-owned subsidiary of CorEnergy and the holding company of Omega.
NYSE: New York Stock Exchange.
Omega: Omega Pipeline Company, LLC, a wholly-owned subsidiary of Mowood.
Omega Pipeline System: a 75-mile natural gas distribution system providing unregulated service in south central Missouri, which is owned and operated by Omega.
Omnibus Plan: the CorEnergy Infrastructure Trust, Inc. Omnibus Equity Incentive Plan, which was approved by the Company's stockholders on May 25, 2022.
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

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)
SOFR: the Secured Overnight Financing Rate, a benchmark interest rate for dollar-denominated loans that will replace LIBOR. It reflects the pricing of overnight loans that are secured by U.S. Treasury securities.
United Property Systems: United Property Systems, LLC, an indirect wholly-owned subsidiary of CorEnergy, acquired with the MoGas transaction in November 2014.
U.S.: United States
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
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. Our actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. Therefore, you should not rely on any of these forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and you should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include, among others, the following:
•the impact of regulatory actions in California to curtail oil production;
•our ability to complete the sale of our MoGas and Omega Pipeline Systems on terms that will allow us to repay our Crimson Credit Facility and a material portion of our 5.875% Convertible Notes;
•our ability to meet the NYSE continuous listing standards so as to avoid an obligation to repurchase 5.875% Convertible Notes at par value if our Common Stock is delisted;
•changes in economic and business conditions in the energy infrastructure sector where our investments are concentrated, including the financial condition of our customers or borrowers and general economic conditions in the U.S. and in the particular sectors of the energy industry served by each of our infrastructure assets, including inflationary and recessionary risks;
•systemic pressures in the banking system, including potential disruptions in credit markets;
•competitive and regulatory pressures on the revenues of our California intrastate crude oil transportation business and our interstate natural gas transmission business;
•risks associated with the receipt of CPUC approval for the Company to obtain operational control over Crimson's CPUC-regulated pipeline assets;
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
•risks associated with security breaches through cyber-attacks or acts of cyber terrorism or other cyber intrusions, or any other significant disruptions of our information technology (IT) networks and related systems;
•risks associated with the age of Crimson's assets, which were constructed over many decades, and which may increase future inspection, maintenance or repair costs, or result in downtime that could have a material adverse effect on our business and results of operations;
•the loss of any member of our management team;

Table of Contents	Glossary of Defined Terms

•our ability to refinance amounts outstanding under our credit facilities and our 5.875% Convertible Notes at maturity on terms favorable to us;

•changes in interest rates under our current credit facilities and under any additional variable rate debt arrangements that we may enter into in the future;
•our dependence on key customers for significant revenues, and the risk of defaults by any such customers;
•our customers' ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;
•the continued availability of third-party pipelines or other facilities interconnected with certain of our infrastructure assets;
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
•our ability to maintain internal controls and processes to ensure that all transactions are properly accounted for, that all relevant disclosures and filings are timely made in accordance with all rules and regulations, and that any potential fraud or embezzlement is thwarted or detected;
•changes in federal income tax regulations (and applicable interpretations thereof), or in the composition or performance of our assets, that could impact our ability to continue to qualify as a REIT for federal income tax purposes;
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
Forward-looking statements speak only as of the date on which they are made. Except as otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A, "Risk Factors" in CorEnergy's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023.

Table of Contents	Glossary of Defined Terms

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Property and equipment, net of accumulated depreciation of $26,828,668 and $52,908,191, respectively (Crimson VIE*: $339,362,408, and $340,205,058, respectively)	$339,386,557	$440,148,967
Leased property, net of accumulated depreciation of $— and $299,463, respectively	—	1,226,565
Financing notes and related accrued interest receivable, net of reserve of $50,000 and $600,000, respectively	760,002	858,079
Cash and cash equivalents (Crimson VIE: $1,357,594 and $1,874,319, respectively)	8,500,377	17,830,482
Accounts and other receivables (Crimson VIE: $8,378,442 and $10,343,769, respectively)	8,381,158	14,164,525
Due from affiliated companies (Crimson VIE: $85,259 and $167,743, respectively)	85,259	167,743
Deferred costs, net of accumulated amortization of $827,763 and $726,619, respectively	385,779	415,727
Inventory (Crimson VIE: $8,734,990 and $5,804,776, respectively)	8,734,990	5,950,051
Prepaid expenses and other assets (Crimson VIE: $2,817,082 and $3,414,372, respectively)	6,303,301	9,478,146
Operating right-of-use assets (Crimson VIE: $4,147,085 and $4,452,210, respectively)	4,281,136	4,722,361
Deferred tax asset, net (Crimson VIE:$119,960 and $—, respectively)	119,960	—
Assets held for sale	107,716,203	—
Total Assets	$484,654,722	$494,962,646
Liabilities and Equity
Secured credit facilities, net of deferred financing costs of $513,123 and $665,547, respectively	$101,486,877	$100,334,453
Unsecured convertible senior notes, net of discount and debt issuance costs of $1,562,045 and $1,726,470, respectively	116,487,955	116,323,530
Accounts payable and other accrued liabilities (Crimson VIE: $12,448,678 and $16,889,980, respectively)	17,125,948	26,316,216
Income tax payable (Crimson VIE: $85,437 and $85,437, respectively)	184,641	174,849
Due to affiliated companies (Crimson VIE: $175,025 and $209,750, respectively)	175,025	209,750
Operating lease liability (Crimson VIE: $3,830,463 and $4,454,196, respectively)	3,964,513	4,696,410
Deferred tax liability, net	—	1,292,300
Unearned revenue (Crimson VIE: $689,085 and $203,725, respectively)	689,085	5,948,621
Liabilities held for sale	8,192,552	—
Total Liabilities	$248,306,596	$255,296,129
Commitments and Contingencies (Note 9)
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $131,913,805 liquidation preference at March 31, 2023 and $129,525,675 liquidation preference at December 31, 2022 ($2,500 per share, $0.001 par value); 69,367,000 authorized; 51,810 issued and outstanding at March 31, 2023 and December 31, 2022	$129,525,675	$129,525,675
Common stock, non-convertible, $0.001 par value; 15,350,883 and 15,253,958 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively (100,000,000 shares authorized)	15,351	15,254
Class B Common Stock, $0.001 par value; 683,761 shares issued and outstanding at March 31, 2023 and December 31, 2022 (11,896,100 shares authorized)	684	684
Additional paid-in capital	326,948,418	327,016,573
Retained deficit	(337,844,642)	(333,785,097)
Total CorEnergy Equity	118,645,486	122,773,089
Non-controlling interest	117,702,640	116,893,428
Total Equity	236,348,126	239,666,517
Total Liabilities and Equity	$484,654,722	$494,962,646
*Variable Interest Entity ("VIE") (Note 14)
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Revenue
Transportation and distribution	$29,343,386	$29,761,354
Pipeline loss allowance subsequent sales	—	2,731,763
Lease and other revenue	(1,214)	379,234
Total Revenue	29,342,172	32,872,351
Expenses
Transportation and distribution	17,481,063	13,945,843
Pipeline loss allowance subsequent sales cost of revenue	—	2,192,649
General and administrative	6,771,582	5,142,865
Depreciation and amortization	4,031,627	3,976,667
Total Expenses	28,284,272	25,258,024
Operating Income	$1,057,900	$7,614,327
Other Income (expense)
Other income	$141,813	$120,542
Interest expense	(4,404,565)	(3,146,855)
Total Other Expense	(4,262,752)	(3,026,313)
Income (Loss) before income taxes	(3,204,852)	4,588,014
Taxes
Current tax expense	7,076	151,044
Deferred tax expense (benefit)	(11,595)	72,213
Income tax expense (benefit), net	(4,519)	223,257
Net Income (Loss)	(3,200,333)	4,364,757
Less: Net income attributable to non-controlling interest	809,212	809,212
Net Income (Loss) attributable to CorEnergy Infrastructure Trust, Inc.	$(4,009,545)	$3,555,545
Preferred dividend requirements	2,388,130	2,388,130
Net Income (Loss) attributable to Common Stockholders	$(6,397,675)	$1,167,415

Common Stock
Weighted average shares outstanding - basic	15,272,267	14,917,165
Basic net earnings (loss) per share	$(0.40)	$0.08

Weighted average shares outstanding - diluted	15,737,224	15,382,122
Diluted net earnings (loss) per share	$(0.41)	$0.08

Class B Common Stock
Weighted average shares outstanding - basic and diluted	683,761	683,761
Basic and diluted net earnings (loss) per share	$(0.40)	$0.03

Dividends declared per common share	$—	$0.050
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Class B Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2022	15,253,958	$15,254	683,761	$684	$129,525,675	$327,016,573	$(333,785,097)	$116,893,428	$239,666,517
Cumulative effect adjustment for the adoption of ASC 326, Financial Instruments - Credit Losses	—	—	—	—	—	—	(50,000)	—	(50,000)
Net loss	—	—	—	—	—	—	(4,009,545)	809,212	(3,200,333)
Shares issued on RSU vesting, net of shares withheld for taxes	96,925	97	—	—	—	(57,781)	—	—	(57,684)
Stock-based compensation, net of forfeitures	—	—	—	—	—	(10,374)	—	—	(10,374)
Balance at March 31, 2023 (Unaudited)	15,350,883	$15,351	683,761	$684	$129,525,675	$326,948,418	$(337,844,642)	$117,702,640	$236,348,126

	Common Stock		Class B Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2021	14,893,184	$14,893	683,761	$684	$129,525,675	$338,302,735	$(321,028,580)	$116,816,116	$263,631,523
Net income	—	—	—	—	—	—	3,555,545	809,212	4,364,757
Series A preferred stock dividends	—	—	—	—	—	(2,388,130)	—	—	(2,388,130)
Common stock dividends	—	—	—	—	—	(744,659)	—	—	(744,659)
Reinvestment of dividends paid to common stockholders	67,444	67	—	—	—	206,986	—	—	207,053
Crimson dividends on Class A-1 units	—	—	—	—	—	—	—	(809,212)	(809,212)
Balance at March 31, 2022 (Unaudited)	14,960,628	$14,960	683,761	$684	$129,525,675	$335,376,932	$(317,473,035)	$116,816,116	$264,261,332
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Operating Activities
Net income (loss)	$(3,200,333)	$4,364,757
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax, net	(11,595)	72,213
Depreciation and amortization	4,031,627	3,976,667
Amortization of debt issuance costs	417,993	412,260
Gain on sale of equipment	(1,074)	—
Stock-based compensation	(10,374)	—
Changes in assets and liabilities:
Accounts and other receivables	2,488,218	1,020,985
Inventory	(2,930,215)	(14,712)
Prepaid expenses and other assets	2,275,824	1,255,475
Due from affiliated companies, net	47,759	282,032
Accounts payable and other accrued liabilities	(6,414,000)	(4,274,956)
Income tax payable	9,792	141,226
Unearned revenue	513,243	46,019
Other changes, net	(324,496)	(312,060)
Net cash provided by (used in) operating activities	$(3,107,631)	$6,969,906
Investing Activities
Purchases of property and equipment	(4,102,119)	(1,191,364)
Proceeds from reimbursable projects	742,537	1,478,042
Other changes, net	(130,439)	42,666
Net cash provided by (used in) investing activities	$(3,490,021)	$329,344
Financing Activities
Dividends paid on Series A preferred stock	—	(2,388,130)
Dividends paid on Common Stock	—	(744,659)
Reinvestment of Dividends Paid to Common Stockholders	—	207,053
Distributions to non-controlling interest	—	(809,212)
Advances on the Crimson Revolver	4,000,000	2,000,000
Payments on the Crimson Revolver	(1,000,000)	(3,000,000)
Principal payments on the Crimson Term Loan	(2,000,000)	(2,000,000)
Dividends paid on Vested RSUs	(6,332)	—
Payments on financing arrangement	(881,499)	(862,754)
Net cash provided by (used in) financing activities	$112,169	$(7,597,702)
Net change in Cash and Cash Equivalents	(6,485,483)	(298,452)
Cash and Cash Equivalents at beginning of period	17,830,482	11,540,576
Cash and Cash Equivalents at end of period	$11,344,999	$11,242,124

Table of Contents	Glossary of Defined Terms

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Supplemental Disclosure of Cash Flow Information
Interest paid	$5,467,817	$4,500,333
Income taxes paid (net of refunds)	—	(716)

Non-Cash Investing Activities
Purchases of property, plant and equipment in accounts payable and other accrued liabilities	$1,174,225	$1,178,271

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to debt financing costs	$71,196	$—
Assets acquired under financing arrangement	—	647,130
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2023
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
The Company owns and operates critical energy midstream infrastructure connecting the upstream and downstream sectors within the industry. The Company currently generates revenue from the transportation, via pipeline systems, of crude oil and natural gas for its customers in California and Missouri, respectively. The pipelines are located in areas where it would be difficult to replicate rights-of-way or transport crude oil or natural gas via non-pipeline alternatives, resulting in the Company's assets providing utility-like criticality in the midstream supply chain for its customers.
CorEnergy's Private Letter Rulings ("PLRs") enable the Company to invest in a broader set of revenue contracts within its real estate investment trust ("REIT") structure, including the opportunity to both own and operate infrastructure assets. CorEnergy has determined its investments in these energy infrastructure assets to be a single reportable business segment and reports them accordingly in its consolidated financial statements.
The principal executive offices of the Company are located at 1100 Walnut, Suite 3350, Kansas City, Missouri 64106.
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements include CorEnergy accounts and the accounts of its wholly-owned subsidiaries and variable interest entities ("VIEs") for which CorEnergy is the primary beneficiary. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") set forth in the Accounting Standards Codification ("ASC"), as published by the Financial Accounting Standards Board ("FASB"), and with the Securities and Exchange Commission ("SEC") instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. There were no adjustments that, in the opinion of management, were not of a normal and recurring nature. All intercompany transactions and balances have been eliminated in consolidation, and the Company's net earnings have been reduced by the portion of net earnings attributable to non-controlling interests, when applicable. Prior reporting period amounts have been recast to conform with the current period presentation. In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.
Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other interim or annual period. Amounts as of December 31, 2022 have been derived from the audited consolidated financial statements as of that date and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in CorEnergy's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023.
Subsidiaries of the Company and Crimson Midstream Holdings, LLC, a VIE of the Company ("Crimson"), are parties to, and co-borrowers under, that certain Amended and Restated Credit Agreement, dated as February 4, 2021, which provides for borrowing capacity of up to $155.0 million (the "Crimson Credit Facility"). The Crimson Credit Facility is scheduled to mature on May 3, 2024, which is within twelve months of the date of issuance of these financial statements for the period ended March 31, 2023. As previously announced via press release, the Company’s management is in the process of pursuing a sale of the MoGas and Omega pipeline assets, which is currently expected to close during the third quarter of 2023. The Company is required to use the proceeds from such sale to repay the Crimson Credit Facility. If the Company is unable to extend the

Table of Contents	Glossary of Defined Terms

maturity date of the Crimson Credit Facility, or to repay or refinance it by May 3, 2024, the Company's ability to meet its obligations would be adversely affected. Failure to extend the maturity date or repay the debt prior to its contractual maturity would result in the potential foreclosure on the collateral securing such debt and could cause a cross-default under other agreements, which could also result in the acceleration of those obligations by the counterparties to those agreements. The Company’s management believes it is probable these measures will be successful and enable the Company to fully retire the Crimson Credit Facility before its contractual maturity, although no such assurance can be given.
During March 2023, the Company determined that the MoGas and Omega pipeline assets have met the criteria of "held for sale" accounting, as specified by FASB's Accounting Standard Codification ("ASC") 360, "Property, Plant and Equipment." The carrying value of the assets and liabilities of this component is less than the fair value less costs to sell. Therefore, amounts are presented at carrying value within the Company's Consolidated Balance Sheet.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In June of 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13 "Financial Instruments - Credit Losses" ("ASU 2016-13"), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The new model, referred to as the current expected credit losses model ("CECL model"), applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. Consistent with the guidance for smaller reporting companies, the Company has adopted this standard as of January 1, 2023.
Trade receivables - Accounts receivable from the transportation and distribution of crude oil and natural gas are generally settled with counterparties within 60 days of the service month. The Company has a high historical rate of collectibility of greater than 99% of total revenue, and as such, has adopted an impairment model based on an evaluation of its aging schedule. As of March 31, 2023 the Company's calculated allowance for doubtful accounts was immaterial.
Financing note receivable - Refer to Note 6 ("Financing Notes Receivable") for further discussion.
The Company utilized the modified retrospective approach for implementation and recorded a $50 thousand cumulative-effect adjustment to beginning retained earnings as of January 1, 2023.
3. HELD FOR SALE
MoGas Pipeline and Omega Pipeline Systems
As of March 31, 2023, the Company's MoGas and Omega pipeline systems were classified as assets and liabilities held for sale. The Company is disposing of these assets to address upcoming debt maturities on the Crimson Credit Facility and to reduce outstanding debt associated with the Company's 5.875% Unsecured Convertible Senior Notes due 2025 (the "5.875% Convertible Notes"). It is the Company's expectation that the sale of these assets will be completed by the third quarter of 2023. The carrying value of the assets classified as held for sale was $107.7 million as of March 31, 2023. The carrying value of the liabilities held for sale was $8.2 million as of March 31, 2023. During the three months ended March 31, 2023 and 2022, pre-tax profit from the MoGas and Omega pipeline systems was $634 thousand and $2.3 million, respectively. The Company is contractually obligated to use the proceeds from the anticipated sale to repay the Crimson Credit Facility. As such, the aforementioned pre-tax profit includes allocated interest related to the Crimson Credit Facility of $2.5 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively.

Table of Contents	Glossary of Defined Terms

MoGas and Omega Pipeline Systems
Held for Sale Balance Sheets

March 31, 2023
Assets	(Unaudited)
Property and equipment, net of accumulated depreciation of $30,077,502	$99,136,234
Leased property, net of accumulated depreciation of $309,778	1,216,249
Cash and cash equivalents	2,844,622
Accounts and other receivables	3,228,980
Inventory	145,275
Prepaid expenses and other assets	1,059,643
Operating right-of-use assets	85,200
Total Assets	$107,716,203
Liabilities
Accounts payable and other accrued liabilities	967,732
Operating lease liability	51,376
Deferred tax liability, net(1)	1,400,665
Unearned revenue	5,772,779
Total Liabilities	$8,192,552
(1) The deferred tax liability is recorded within certain parent entities that are not part of the disposal group, however, as the liability was generated from the operations of the disposal group, the Company has included it within liabilities held for sale on the Consolidated Balance Sheet.
4. TRANSPORTATION AND DISTRIBUTION REVENUE
The Company's contracts related to transportation and distribution revenue are primarily comprised of a mix of crude oil, natural gas supply and natural gas transportation and distribution performance obligations, as well as limited performance obligations related to system maintenance and improvement.
Crude Oil and Natural Gas Transportation and Distribution
Under the Company's (i) crude oil and natural gas transportation, (ii) natural gas supply and (iii) natural gas distribution performance obligations, the customer simultaneously receives and consumes the benefit of the services as the commodity is delivered. Therefore, the transaction price is allocated proportionally over the series of identical performance obligations with each contract, and the Company satisfies performance obligations over time as transportation and distribution services are performed. The transaction price is calculated based on (i) index price, plus a contractual markup in the case of natural gas supply agreements (considered variable due to fluctuations in the index), (ii) CPUC and Federal Energy Regulatory Commission ("FERC") regulated rates or negotiated rates in the case of transportation agreements and (iii) contracted amounts (with annual Consumer Price Index escalators) in the case of the Company's distribution agreement.
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
When PLA is paid in-kind, the barrels are valued at current market price less standard deductions, recorded as inventory and recognized as non-cash consideration revenue, concurrent with related transportation services. PLA paid in cash is treated in the same way as in-kind, but no inventory is created. In accordance with ASC 606, "Revenue from Contracts with Customers" ("ASC 606") when control of the PLA volumes have been transferred to the purchaser, the Company records this non-cash consideration as revenue at the contractual sales price within PLA revenue and PLA cost of revenues.
Based on the nature of the agreements, revenue for all but one of the Company's natural gas supply, transportation and distribution performance obligations is recognized on a right-to-invoice basis as the performance obligations are met, which represents what the Company expects to receive in consideration and is representative of value delivered to the customer.

Table of Contents	Glossary of Defined Terms

System Maintenance & Improvement
System maintenance and improvement contracts are specific and tailored to the customer's needs, have no alternative use and have an enforceable right to payment as the services are provided. Revenue is recognized on an input method, based on the actual cost of service as a measure of the performance obligation satisfaction. Differences between amounts invoiced and revenue recognized under the input method are reflected as an asset or liability on the Consolidated Balance Sheets. The costs of system improvement projects are recognized as a financing arrangement in accordance with guidance in ASC 842, "Leases," while the margin is recognized in accordance with the ASC 606 revenue standard as discussed above.
The table below summarizes the Company's contract liability balance related to its transportation and distribution revenue contracts:

	Contract Liability(1)
	March 31, 2023	December 31, 2022
Beginning Balance January 1	$5,927,873	$5,339,364
Unrecognized Performance Obligations	687,319	1,175,824
Recognized Performance Obligations	(174,077)	(587,315)
Ending Balance	$6,441,115	$5,927,873
(1) As of March 31, 2023, the contract liability balance is included in unearned revenue (Crimson portion) and liabilities held for sale (MoGas and Omega portion) in the Consolidated Balance Sheets. As of December 31, the contract liability balance was included in unearned revenue in the Consolidated Balance Sheets.
The Company's contract asset balances were immaterial as of both March 31, 2023 and December 31, 2022. The Company also recognized deferred contract costs related to incremental costs to obtain a transportation performance obligation contract, which are amortized on a straight-line basis over the remaining term of the contract. As of March 31, 2023, the remaining unamortized deferred contract costs balance was approximately $732 thousand. The contract asset and deferred contract costs balances are included in assets held for sale and prepaid expenses and other assets in the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively.
The following is a breakout of the Company's transportation and distribution revenue for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31, 2023		March 31, 2022
Crude oil transportation revenue	$23,970,861	81.7%	$24,129,364	81.1%
Natural gas transportation revenue	3,752,600	12.8%	4,061,276	13.6%
Natural gas distribution revenue	1,238,528	4.2%	1,197,904	4.0%
Other	381,397	1.3%	372,810	1.3%
Total	$29,343,386	100.0%	$29,761,354	100.0%

Table of Contents	Glossary of Defined Terms

5. LEASES
The Company and its subsidiaries currently lease land, corporate office space, single-use office space, and equipment. During 2022, Crimson entered into a new corporate office lease that will commence upon possession of the property, which is anticipated during the second quarter of 2023. No lease payments are due for the first year. No right-of-use asset or operating lease liability has been recorded as of March 31, 2023 because the lease has not yet commenced. The Company's leases are classified as operating leases and presented as operating right-of-use asset (assets held for sale for MoGas and Omega) and operating lease liability (liabilities held for sale for MoGas and Omega) on the Consolidated Balance Sheets as of March 31, 2023. The Company's leases are presented as operating right-of-use asset and operating lease liability on the Consolidated Balance Sheets as of December 31, 2022. No right-of-use assets were added to the Company's Consolidated Balance Sheet for the periods ended March 31, 2023 and March 31, 2022. The Company recognizes lease expense in the Consolidated Statements of Operations on a straight-line basis over the remaining lease term. The Company noted the following information regarding its operating leases for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Lease cost:
Operating lease cost	$446,601	$446,601
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$765,210	$758,849

Variable lease costs were immaterial for the three months ended March 31, 2023 and 2022.
The following table reflects the weighted average lease term and discount rate for leases in which the Company is a lessee:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term - operating leases (in years)	11.5	11.0
Weighted average discount rate - operating leases	7.58%	7.45%
6. FINANCING NOTES RECEIVABLE
On December 12, 2018, Four Wood Corridor, LLC, a subsidiary of the Company, entered into a $1.3 million note receivable with Compass SWD, LLC related to the sale of real and personal property that provide saltwater disposal services for the oil and natural gas industry (the "Compass REIT Loan"). Subsequent to amendments to the Compass REIT Loan in 2019, 2020 and 2021, the Compass REIT Loan matures on July 31, 2026 and accrues interest at an annual rate of 12.0%, with monthly payments of $24 thousand.
As of March 31, 2023 and December 31, 2022, the Compass REIT Loan balance was $760 thousand and $858 thousand, respectively, net of reserves of $50 thousand and zero, respectively. The Company uses the discounted cash flow method to estimate expected credit losses and also reviews other factors that may affect the collectability of the balance, including timeliness of required payments, past due status and discussions with obligors. As of March 31, 2023, there were no past due payments associated with the Compass REIT Loan.

Table of Contents	Glossary of Defined Terms

7. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of March 31, 2023 and December 31, 2022, are as follows:

Deferred Tax Assets and Liabilities
	March 31, 2023	December 31, 2022
Deferred Tax Assets:
Deferred contract revenue	$—	$1,230,985
Net operating loss carryforwards	119,960	7,027,439
Capital loss carryforward	—	92,418
Other	—	338
Sub-total	$119,960	$8,351,180
Valuation allowance	—	(5,168,148)
Sub-total	$119,960	$3,183,032
Deferred Tax Liabilities:
Cost recovery of leased and fixed assets	$—	$(4,386,744)
Other	—	(88,588)
Sub-total	$—	$(4,475,332)
Total net deferred tax asset (liability)	$119,960	$(1,292,300)

Deferred Tax Assets and Liabilities - Held For Sale
March 31, 2023
Deferred Tax Assets:
Deferred contract revenue	$1,188,929
Net operating loss carryforwards	7,061,566
Capital loss carryforward	92,418
Other	331
Sub-total	$8,343,244
Valuation allowance	(5,090,540)
Sub-total	$3,252,704
Deferred Tax Liabilities:
Cost recovery of leased and fixed assets	$(4,560,353)
Other	(93,016)
Sub-total	$(4,653,369)
Total net deferred tax liability(1)	$(1,400,665)
(1) The deferred tax liability is recorded within certain parent entities that are not part of the disposal group, however, as the liability was generated from the operations of the disposal group, the Company has included it within liabilities held for sale on the Consolidated Balance Sheet.
The total deferred tax assets and liabilities presented above relate to the Company's taxable REIT subsidiaries ("TRSs"). The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of March 31, 2023, the Company had no uncertain tax positions. Tax years beginning with the year ended December 31, 2019 remain open to examination by federal and state tax authorities.
As of March 31, 2023 and December 31, 2022, the TRSs had cumulative net operating loss carryforwards ("NOLs") of $29.7 million and $29.2 million, respectively. As of March 31, 2023 and December 31, 2022, NOLs of $27.2 million and $26.4 million, respectively, that were generated during the periods ended March 31, 2023, December 31, 2022, 2021, 2020, 2019, and 2018 may be carried forward indefinitely, subject to limitation. NOLs generated for years prior to December 31, 2018 may be carried forward for 20 years.
Management assessed the available evidence and determined that it is more likely than not that the NOLs will not be utilized prior to expiration. Due to the uncertainty of realizing this deferred tax asset, a valuation allowance of $92 thousand was

Table of Contents	Glossary of Defined Terms

recorded, equal to the amount of the tax benefit of this carryforward at both March 31, 2023 and December 31, 2022. Additionally, the Company determined that certain of the federal and state NOLs would not be utilized prior to their expiration. Due to the uncertainty of realizing these deferred tax assets, a valuation allowance of $5.1 million and $5.2 million was recorded at March 31, 2023 and December 31, 2022, respectively. In the future, if the Company concludes, based on existence of sufficient evidence, that it should realize more or less of the deferred tax assets, the valuation allowance will be adjusted accordingly in the period such conclusion is made.
The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year and any discrete adjustments. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the TRSs, tax law changes, and future business acquisitions or divestitures. The TRSs’ effective tax rates were (1.2)% and 13.6% for the three months ended March 31, 2023 and 2022, respectively.
The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended
	March 31, 2023	March 31, 2022
Current tax expense
Federal	$6,151	$105,568
State (net of federal tax expense)	925	45,476
Total current tax expense	$7,076	$151,044
Deferred tax expense (benefit)
Federal	$403	$59,424
State (net of federal tax expense)	(11,998)	12,789
Total deferred tax expense (benefit)	$(11,595)	$72,213
Total income tax expense (benefit), net	$(4,519)	$223,257
8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	March 31, 2023	December 31, 2022
Land	$24,303,454	$24,989,784
Crude oil pipelines	185,507,086	185,047,366
Natural gas pipeline	—	105,322,987
Right-of-way agreements	65,159,200	87,206,374
Pipeline related facilities	43,288,238	42,647,865
Tanks	34,358,392	33,092,825
Vehicles, trailers and other equipment	1,811,967	2,684,993
Office equipment and computers	1,301,139	1,569,698
Construction work in progress	10,485,749	10,495,266
Gross property and equipment	$366,215,225	$493,057,158
Less: accumulated depreciation	(26,828,668)	(52,908,191)
Net property and equipment	$339,386,557	$440,148,967
Depreciation expense was $4.0 million and $3.9 million for the three months ended March 31, 2023 and 2022, respectively.

Table of Contents	Glossary of Defined Terms

Held-for-sale property and equipment consist of the following:

Property and Equipment
March 31, 2023
Land	686,330
Natural gas pipeline	105,322,987
Right-of-way agreements	22,047,174
Vehicles, trailers and other equipment	868,686
Office equipment and computers	268,559
Construction work in process	20,000
Gross Property and equipment	$129,213,736
Less: accumulated depreciation	(30,077,502)
Net property and equipment	$99,136,234
Depreciation expense was $785 thousand for the three months ended March 31, 2023.
9. COMMITMENTS AND CONTINGENCIES
Crimson Legal Proceedings
As a transporter of crude oil, the Company is subject to various environmental regulations that could subject the Company to future monetary obligations. Crimson has received notices of violations and potential fines under various federal, state and local provisions relating to the discharge of materials into the environment or protection of the environment. Management believes that if any one or more of these environmental proceedings were decided against Crimson, it would not be material to the Company's financial position, results of operations or cash flows. Additionally, the Company maintains insurance coverage for environmental liabilities in amounts that management believes are appropriate and customary for the Company's business.
The Company is also subject to various other claims and legal proceedings covering a wide range of matters that arose in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
Restructuring Costs
During the three months ended March 31, 2023, the Company approved a restructuring plan associated with changes in management structure and the corresponding reorganization of Crimson management. Total costs incurred to date under this plan are $1.7 million, which was all recognized during the three months ended March 31, 2023. These costs are recorded in transportation and distribution and in general and administrative within the Consolidated Statement of Operations. The Company anticipates $298 thousand of additional restructuring-related costs over the remainder of 2023. As of March 31, 2023, the remaining liability related to these severance payments was $1.1 million, which is recorded in accounts payable and other accrued liabilities on the Consolidated Balance Sheet.
Long Term Incentive Awards
On March 15, 2023, the Company awarded $2.1 million in "Cash Units" under the Omnibus Plan (as defined below) 2023 Annual Long Term Incentive Awards. Each Cash Unit represents the right to receive $1 at a future date. The Cash Units vest over three years, with 1/3 vesting on March 15th each year. The expense related to these awards was immaterial for the three months ended March 31, 2023.
California Bonds Indemnification
The Company maintains certain agreements for indemnity and surety bonds with various California regulatory bodies. The total annual premium paid for the bonds currently outstanding is approximately $148 thousand, recorded in general and administrative expense.
10. FAIR VALUE
The following section describes the valuation methodologies used by the Company for estimating fair value for financial instruments for disclosure purposes only, as required under disclosure guidance related to the fair value of financial instruments.

Table of Contents	Glossary of Defined Terms

Cash and Cash Equivalents — The carrying value of cash, amounts due from banks, federal funds sold and securities purchased under resale agreements approximates fair value.
Financing Notes Receivable — The carrying value of financing notes receivable approximates fair value. The Company uses the discounted cash flow method to estimate expected credit losses and also reviews other factors that may affect the collectability of the balance, including timeliness of required payments, past due status and discussions with obligors. There are no past due payments associated with the loan. Estimates of realizable value are determined based on unobservable inputs, including estimates of future cash flow generation and value of collateral underlying the notes. The carrying value of financing notes receivable approximates fair value.
Inventory — Inventory primarily consists of crude oil earned as in-kind PLA payments and is valued using an average costing method at the lower of cost or net realizable value.
Secured Credit Facilities — The fair value of the Company's long-term variable-rate debt under its secured credit facilities approximates carrying value.
Unsecured Convertible Senior Notes — The fair value of the 5.875% Convertible Senior Notes is estimated using quoted market prices from either active (Level 1) or generally active (Level 2) markets.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	March 31, 2023		December 31, 2022
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
5.875% Convertible Senior Notes	Level 2	$116,487,955	$87,947,250	$116,323,530	$79,093,500
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.
11. DEBT
The following is a summary of the Company's debt facilities and balances as of March 31, 2023 and December 31, 2022:

	Total Commitment or Original Principal	Quarterly Principal Payments(2)		March 31, 2023		December 31, 2022
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Crimson Credit Facility:
Crimson Revolver	$50,000,000	$—	5/3/2024	$38,000,000	9.39%	$35,000,000	8.41%
Crimson Term Loan	80,000,000	2,000,000	5/3/2024	64,000,000	9.30%	66,000,000	8.22%
Crimson Uncommitted Incremental Credit Facility	25,000,000	—	5/3/2024	—	—%	—	—%
5.875% Convertible Senior Notes	120,000,000	—	8/15/2025	118,050,000	5.875%	118,050,000	5.875%
Total Debt				$220,050,000		$219,050,000
Less:
Unamortized deferred financing costs on 5.875% Convertible Senior Notes				$197,769		$218,587
Unamortized discount on 5.875% Convertible Senior Notes				1,364,276		1,507,883
Unamortized deferred financing costs on Crimson Term Loan(1)				513,123		665,547
Total Debt, net of deferred financing costs				$217,974,832		$216,657,983
Debt due within one year				$11,000,000		$10,000,000
(1) Unamortized deferred financing costs related to the Company's revolving credit facilities are included in Deferred Costs in the Assets section of the Consolidated Balance Sheets. Refer to the "Deferred Financing Costs" paragraph below.
(2) The required quarterly principal payments will increase from $2.0 million to $3.0 million beginning with the payment due September 30, 2023.
Crimson Credit Facility Contractual Payments
The remaining contractual principal payments as of March 31, 2023 under the Crimson Credit Facility are as follows:

Year	Crimson Term Loan	Crimson Revolver	Total
2023	$8,000,000	$—	$8,000,000
2024	56,000,000	38,000,000	94,000,000
Total Remaining Contractual Payments	$64,000,000	$38,000,000	$102,000,000

Table of Contents	Glossary of Defined Terms

Deferred Financing Costs
Deferred financing cost amortization expense was $254 thousand and $248 thousand during the three months ended March 31, 2023 and 2022, respectively, and is included in interest expense in the Consolidated Statements of Operations.
Convertible Debt Interest Expense
The following is a summary of the impact of the 5.875% Convertible Senior Notes on interest expense for the three months ended March 31, 2023 and 2022:

Convertible Note Interest Expense
	For the Three Months Ended
	March 31, 2023	March 31, 2022
5.875% Convertible Notes:
Interest Expense	$1,733,859	$1,733,859
Discount Amortization	143,607	143,607
Deferred Debt Issuance Amortization	20,818	20,818
Total 5.875% Convertible Note Interest Expense	$1,898,284	$1,898,284
Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the 5.875% Convertible Senior Notes was approximately 6.4% for both the three months ended March 31, 2023 and 2022.
Note Payable
During the fourth quarter of 2022, the Company entered into a short-term financing agreement in order to fund corporate insurance needs. As of March 31, 2023 and December 31, 2022, the outstanding balance on the note payable was $2.2 million and $3.5 million, respectively. The note bears interest at 5.7% with monthly payments due until September 2023.
12. STOCKHOLDERS' EQUITY
STOCK-BASED COMPENSATION
On May 25, 2022, the Company's stockholders approved the CorEnergy Infrastructure Trust, Inc. Omnibus Equity Incentive Plan (the "Omnibus Plan") (3,000,000 shares of Common Stock authorized) which will allow the Company to grant equity awards to its employees, non-employee directors, and consultants in its employ or service (or the employ or service of any parent, subsidiary or affiliate). Incentive compensation programs play a pivotal role in the Company's effort to (i) attract and retain key personnel essential to its long-term growth and financial success, and (ii) align long term interests of recipients with the Company's stockholders. Under the Omnibus Plan, awards may be granted in the form of options, restricted stock, restricted stock units, stock appreciation rights, Common Stock awards, cash-based awards and performance-based awards.
On May 26, 2022, the Company filed a Form S-8 registration statement with the SEC, pursuant to which it registered 3,000,000 shares of Common Stock for issuance under the Omnibus Plan. As of March 31, 2023, the Company had remaining availability of 2,446,080 shares of Common Stock under the plan.
Restricted Stock Units
The Company’s Board of Directors (the "Board") has granted awards of restricted stock units ("RSUs") to certain of the Company’s employees under the Omnibus Plan. The Company did not grant any RSUs during the three months ended March 31, 2023. The Company records stock-based compensation expense on a straight-line recognition method over the requisite service period for the entire award. Each RSU represents the right to receive one share of Common Stock at a future date. The RSUs vest over three years, with 1/3 vesting on March 15th each year. These RSUs will be settled within 30 days of vesting, and will accrue dividend equivalents, when and if declared, over the vesting period, which will be paid to the holder in cash or, at the discretion of the Compensation and Corporate Governance Committee of the Board, in the form of additional shares of Common Stock having a fair market value equal to the amount of such dividends upon vesting of the units. Forfeitures will be accounted for when they occur.

Table of Contents	Glossary of Defined Terms

The following table represents the RSU activity for the three months ended March 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	674,312	$2.58
Granted	—	—
Vested	(148,219)	2.58
Forfeited	(209,787)	2.58
Outstanding at March 31, 2023	316,306	$2.58
Expected to vest as of March 31, 2023	316,306
As of March 31, 2023, the estimated remaining unrecognized compensation cost related to stock-based compensation arrangements was $1.2 million. The weighted average period over which this remaining compensation expense is expected to be recognized is 2.0 years.
The following table presents the Company's stock-based compensation expense:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
General and administrative expense	$12,229	$—
Transportation and distribution expense	(22,603)	—
Total	$(10,374)	$—
DIVIDENDS
On February 3, 2023, the Board suspended dividend payments on the Company's Common Stock and Series A Preferred Stock. The Series A Preferred Stock dividends are cumulative and will accrue at their stated rate during any period in which dividends are not paid. Any accrued Series A Preferred Stock dividends must be paid prior to the Company resuming common dividend payments. Based on the suspension of dividend payments to CorEnergy’s public equity holders, the Crimson Class A-1, Class A-2 and Class A-3 Units and CorEnergy’s Class B Common Stock will not receive dividends. As of March 31, 2023, the Company had $2.4 million in cumulative unpaid dividends related to its Series A Preferred Stock, which will be paid upon declaration by the Board or upon liquidation of the Company. The preferred return on the Crimson A-1 Units are pari passu to the Series A Preferred Stock dividends. As of March 31, 2023, the Company had $809 thousand in cumulative unpaid distributions related to the Crimson Class A-1 Units.
NON-CONTROLLING INTEREST
In February 2021, the Company completed the acquisition of a 49.50% voting interest in Crimson (the "Crimson Transaction"). John D. Grier, M. Bridget Grier and certain of their affiliated trusts (collectively, the "Grier Members") own the remaining 50.50% voting interest in Crimson. As part of the Crimson Transaction, the Company and the Grier Members entered into a Third Amended and Restated LLC Agreement of Crimson (the "Third LLC Agreement"). Pursuant to the terms of the Third LLC Agreement, the Grier Members and the Company's interests in Crimson are summarized in the table below:

	As of March 31, 2023
	Grier Members	CorEnergy
	(in units, except as noted)
Economic ownership interests in Crimson Midstream Holdings, LLC
Class A-1 Units	1,650,245	—
Class A-2 Units	2,460,414	—
Class A-3 Units	2,450,142	—

Class B-1 Units	—	10,000

Voting ownership interests in Crimson Midstream Holdings, LLC
Class C-1 Units	505,000	495,000
Voting interests of C-1 Units (%)	50.50%	49.50%

Table of Contents	Glossary of Defined Terms

The Crimson Class A-1, Class A-2 and Class A-3 Units held by the Grier Members and the Crimson Class B-1 Units held by the Company represent economic interests in Crimson while the Crimson Class C-1 Units represent voting interests.
Upon receipt of CPUC approval for a change of control of Crimson's CPUC-regulated assets ("CPUC Approval"), the parties will enter into a Fourth Amended and Restated LLC Agreement of Crimson (the "Fourth LLC Agreement"), which will, among other things, (i) give the Company control of Crimson and its assets, in connection with an anticipated further restructuring of the Company's asset ownership structure, and (ii) provide the Grier Members and management members the right to exchange their entire interest in Crimson for securities of the Company as follows:
•Crimson Class A-1 Units will become exchangeable for up to 1,755,579 (which includes the addition of 37,043 shares as a result of the working capital adjustment) of the Company's depositary shares, each representing 1/100th of a share of the Company's Series A Preferred Stock.
•Crimson Class A-2 Units will become exchangeable for up to 8,762,158 shares of the Company's non-listed Class B Common Stock. After the conversion of the Company's Class B Common Stock into Common Stock, the Class A-2 Units will be directly exchangeable for Common Stock.
•Crimson Class A-3 Units will become exchangeable for up to 2,450,142 shares of the Company's non-listed Class B Common Stock. After the conversion of the Company's Class B Common Stock into Common Stock, the Class A-3 Units will be directly exchangeable for Common Stock.
Class B Common Stock will eventually be converted into the Common Stock of the Company on the occurrence of the earlier of the following: (i) the occurrence of the third anniversary of the closing date of the Crimson Transaction or (ii) the satisfaction of certain conditions related to an increase in the relative dividend rate of the Common Stock.
Prior to exchange of the Crimson Class A-1, Class A-2 and Class A-3 Units into corresponding Company securities (and after giving effect to the changes to the Company securities into which the Crimson Class A-1 and Class A-2 Units may be exchanged, as described above), the Grier Members only have the right to receive distributions to the extent that the Board determines dividends would be payable if they held the shares of Series A Preferred (for the Crimson Class A-1 Units), and Class B Common Stock (for the Crimson Class A-2 Units and Class A-3 Units), respectively, regardless of whether the securities are outstanding. If the respective shares of Series A Preferred and Class B Common Stock are not outstanding, the Board must consider that they would be outstanding when declaring dividends on the Common Stock. Following CPUC Approval, the terms of the Fourth LLC Agreement will provide that such rights will continue until the Grier Members elect to exchange the Crimson Class A-1, Class A-2 and Class A-3 Units for the corresponding securities of the Company. The following table summarizes the distributions payable under the Crimson Class A-1, Class A-2 and Class A-3 Units as if the Grier Members held the respective underlying Company securities. The Crimson Class A-1, Class A-2 and Class A-3 Units are entitled to the distribution regardless of whether the corresponding Company security is outstanding.

Units	Distribution Rights of CorEnergy Securities	Liquidation Preference	Annual Distribution per Share
Class A-1 Units	7.375% Series A Cumulative Redeemable Preferred Stock(1)	$25.46	$1.84
Class A-2 Units	Class B Common Stock(2)(3)	N/A	Varies(2)
Class A-3 Units	Class B Common Stock(2) (3)	N/A	Varies(2)
(1) The Series A Preferred Stock will accumulate quarterly dividends and will be paid upon declaration by the Board. The liquidation preference is made up of the $25.00 liquidation preference and the $0.46 unpaid cumulative quarterly dividend.

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

(3) (A) For the fiscal quarters of the Company ended June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022, the Common Stock Base Dividend Per Share was $0.05 per share per quarter; (B) for the fiscal quarters of the Company ended June 30, 2022, September 30, 2022, December 31, 2022 and March 31, 2023, the Common Stock Base Dividend Per Share was $0.055 per share per quarter; and (C) for the fiscal quarters of the Company ending June 30, 2023, September 30, 2023, December 31, 2023 and March 30, 2024, the Common Stock Base Dividend Per Share shall equal $0.06 per share per quarter. The Class B Common Stock Dividend is subordinated to Common Stock with respect to dividends

During the three months ended March 31, 2023 and 2022, a preferred return of $809 thousand were earned by the Grier Members for the Crimson Class A-1 Units. Therefore, for each period, there was an allocation of Crimson net income to non-controlling interest in the amount of $809 thousand.

Table of Contents	Glossary of Defined Terms

13. EARNINGS (LOSS) PER SHARE
Basic and diluted earnings (loss) per share data is computed using the two-class method based on the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the periods. The undistributed earnings and losses are allocated between Common Stock and Class B Common Stock as if all earnings and losses had been distributed during the period. Common Stock and Class B Common Stock have equal rights to undistributed earnings and losses.
The following table sets forth the computation of basic net income (loss) and diluted net income (loss) per share under the two-class method for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Numerator for basic and diluted earnings (loss) per Common Stock and Class B Common Stock share:
Net Income (loss)	$(3,200,333)	$4,364,757
Less: Net income attributable to non-controlling interests	809,212	809,212
Net income (loss) attributable to CorEnergy Infrastructure Trust, Inc.	$(4,009,545)	$3,555,545
Less dividends / distributions:
Preferred dividend requirements	$2,388,130	$2,388,130
Common Stock dividends	—	744,659
Total undistributed earnings (loss)	$(6,397,675)	$422,756

Common Stock undistributed earnings (loss) - basic	$(6,123,517)	$404,227
Class B Common Stock undistributed earnings (loss) - basic	(274,158)	18,529
Total undistributed earnings (loss) - basic	$(6,397,675)	$422,756

Common Stock undistributed earnings (loss) - diluted	$(6,397,675)	$422,756
Class B Common Stock undistributed earnings (loss) - diluted	(274,158)	18,529
Total undistributed earnings (loss) - diluted	$(6,671,833)	$441,285

Common Stock dividends	$—	$744,659
Common Stock undistributed earnings (loss) - basic	(6,123,517)	404,227
Numerator for basic net earnings (loss) per Common Stock share	$(6,123,517)	$1,148,886

Class B Common Stock dividends	$—	$—
Class B Common Stock undistributed earnings (loss) - basic	(274,158)	18,529
Numerator for basic net earnings (loss) per Class B Common Stock share	$(274,158)	$18,529

Common Stock dividends	$—	$744,659
Common Stock undistributed earnings (loss) - diluted	(6,397,675)	422,756
Numerator for diluted net earnings (loss) per Common Stock share	$(6,397,675)	$1,167,415

Class B Common Stock dividends	$—	$—
Class B Common Stock undistributed earnings (loss) - diluted	(274,158)	18,529
Numerator for diluted net earnings (loss) per Class B Common Stock share	$(274,158)	$18,529

Denominator for basic net earnings (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding - basic	15,272,267	14,917,165
Class B Common Stock weighted average shares outstanding - basic	683,761	683,761

Table of Contents	Glossary of Defined Terms

Denominator for diluted net earnings (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding - diluted(1)(2)	15,737,224	15,382,122
Class B Common Stock weighted average shares outstanding - diluted(3)	683,761	683,761

Basic net earnings (loss) per share:
Common Stock	$(0.40)	$0.08
Class B Common Stock	(0.40)	0.03

Diluted net earnings (loss) per share:
Common Stock	$(0.41)	$0.08
Class B Common Stock	(0.40)	0.03
(1) For purposes of the diluted net earnings per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted at a ratio of 1.00 Class B Common Stock share to 0.68 Common Stock share; therefore, 100.00% of undistributed earnings is allocated to Common Stock.

(2) For the three months ended March 31, 2023 and 2022, 2,361,000 shares of Common Stock are excluded from the computation of diluted net earnings per share because their effect would be antidilutive. These shares are related to the 5.875% Convertible Notes.

(3) For purposes of the diluted net earnings per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed not converted to Common Stock.
14. VARIABLE INTEREST ENTITY
Crimson Midstream Holdings
Since February 1, 2021, CorEnergy has held a 49.50% voting interest in Crimson and the Grier Members have held the remaining 50.50% voting interest. Crimson is a VIE because the legal entity is structured with non-substantive voting rights resulting from (i) the disproportionality between the voting interests of its members and certain economics of the distribution waterfall in the Third LLC Agreement and (ii) the de facto agent relationship between CorEnergy and Mr. Grier, who was appointed to the Board and as Chief Operating Officer of the Company upon closing of the Crimson Transaction. As a result of this related-party relationship, substantially all of Crimson's activities either involve or are conducted on behalf of CorEnergy, which has disproportionately few voting rights, including Mr. Grier as a de facto agent.
Crimson is managed by the Crimson Board, which is made up of four managers of which the Company and the Grier Members are each represented by two managers. The Crimson Board is responsible for governing the significant activities that impact Crimson's economic performance, including a number of activities managed by an approved budget that requires super-majority approval or joint approval. In assessing the primary beneficiary, the Company determined that power is shared; however, the Company and the Grier Members as a related-party group have characteristics of a primary beneficiary. The Company performed the "most closely associated" test and determined that CorEnergy is the entity in the related-party group most closely associated with the VIE. In performing this assessment, the Company considered, among other factors, (i) its influence over the tax structure of Crimson so its operations could be included in the Company's REIT structure under its PLR, which allows fees received for the usage of storage and pipeline capacity to qualify as rents from real property; (ii) that the activities of the Company are substantially similar in nature to the activities of Crimson as the Company owns existing transportation and distribution assets at MoGas and Omega; (iii) that Crimson's assets represent a substantial portion of the Company's total assets; and (iv) that the Grier Members' interest in Crimson Class A-1, Class A-2 and Class A-3 Units will earn distributions if the Board declares a common or preferred dividend for Series A Preferred Stock and Class B Common Stock. Therefore, CorEnergy is the primary beneficiary and consolidates the Crimson VIE and the Grier Members' equity ownership interest (after the working capital adjustment and paid-in-kind dividends), which is reflected as a non-controlling interest in the consolidated financial statements.
The Company noted that Crimson's assets cannot be used to settle CorEnergy's liabilities, with the exception of quarterly distributions if declared by the Crimson Board. The quarterly distributions are used to fund current obligations, projected working capital requirements, debt service payments and dividend payments. Cash distributions to the Company from the borrowers under the Crimson Credit Facility are subject to certain restrictions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability and available free cash flow. Further, the Crimson Credit Facility is secured by assets at both Crimson Midstream Operating, LLC and Corridor MoGas, Inc. For the three months ended March 31, 2023 and 2022, the Company received $0.0 million and $3.0 million, respectively, in cash distributions from Crimson, which were made in compliance with the terms of the Crimson Credit Facility.

Table of Contents	Glossary of Defined Terms

The Company's interest in Crimson is significant to its financial position, financial performance and cash flows. A significant decline in Crimson's ability to fund quarterly distributions to the Company could have a significant impact on the Company's financial performance, including its ability to fund the obligations described above.
15. RELATED PARTY TRANSACTIONS
As previously disclosed, Mr. Grier, a director and Chief Operating Officer of the Company, together with the Grier Members, own the Crimson Class A-1, Class A-2, and Class A-3 equity ownership interests in Crimson, which the Company has a right to acquire in the future following receipt of CPUC Approval. The Grier Members also retain equity interests in Crescent Midstream Holdings, LLC ("Crescent Midstream Holdings") which they held prior to the Crimson Transaction, as well as Crescent Louisiana Midstream, LLC ("CLM"), Crimson Renewable Energy, L.P. ("CRE") and Delta Trading, L.P. ("Delta").
As of March 31, 2023, the Company was owed $85 thousand from related parties, including CLM, CRE and Delta, which is included in "due from affiliated companies" in the Consolidated Balance Sheets. These balances are primarily related to payroll, employee benefits and other services discussed below. The amounts billed to CLM are cash-settled and the amounts billed to Crescent Midstream Holdings will reduce a prepaid TSA (as defined below) liability on the Company's books until such time as the TSA liability is reduced to zero. As of March 31, 2023, the prepaid TSA liability related to Crescent Midstream Holdings was $175 thousand and recorded in "due to affiliated companies" in the Consolidated Balance Sheets. For the three months ended March 31, 2023 and 2022, Crimson billed TSA and Services Agreement (as defined below) related costs and benefits to related parties totaling $142 thousand, and $528 thousand, respectively.
Total transition services reimbursements for the TSAs discussed below are presented on a net basis in the Consolidated Statements of Operations within transportation and distribution expense and general and administrative expense.
Transition Services Agreements
The subsidiaries of Crescent Midstream Holdings were formerly a part of Crimson prior to the Crimson Transaction and received various business services from Crimson or certain of its subsidiaries. Effective February 4, 2021, Crimson and certain of Crimson's subsidiaries entered into several transition services agreements (collectively, the "Transition Services Agreements" or "TSAs") with Crescent Midstream Holdings to facilitate its transition to operating independently. Each of the TSAs are described in more detail below. Also, effective February 4, 2021, Crimson and certain of its subsidiaries entered into an assignment and assumption agreement (the "Assignment and Assumption Agreement") to assign all of the TSAs to Crimson's direct, wholly-owned TRS, Crimson Midstream I Corporation ("Crimson Midstream I"). Crimson and/or certain of its subsidiaries were reimbursed approximately $156 thousand per month for services provided under the TSAs during 2021, for which the billed amount was allocated 50.0% to Crescent Midstream, LLC ("Crescent Midstream"), a wholly-owned subsidiary of Crescent Midstream Holdings, and 50.0% to CLM, a 70.0%-owned subsidiary of Crescent Midstream. These TSA agreements ended on February 3, 2022 and Crimson entered into the Services Agreement (as defined below) for some of the business services previously provided, as described below.
Employee TSA - Crimson and Crescent Midstream Holdings entered into a transition services agreement (the "Employee TSA") whereby an indirect, wholly-owned subsidiary of Crimson provided payroll, employee benefits and other related employment services to Crescent Midstream Holdings and its subsidiaries. Under the Employee TSA, Crimson's indirect, wholly-owned subsidiary made available and assigned to Crescent Midstream Holdings and its subsidiaries certain employees to provide services primarily to Crescent Midstream Holdings and its subsidiaries. While the Employee TSA was in effect, Crescent Midstream Holdings was responsible for the daily supervision of and assignment of work to the employees providing services to Crescent Midstream Holdings and its subsidiaries. Additionally, Crimson's indirect, wholly-owned subsidiary, Crimson Midstream Services, entered into an employee sharing agreement with Crimson Midstream I (the "Employee Sharing Agreement") to make available all employees performing services under the Employee TSA to Crimson Midstream I. The Employee Sharing Agreement was effective beginning February 1, 2021. The Employee Sharing Agreement, together with the Assignment and Assumption Agreement described above, effectively bound Crimson Midstream I to the terms of the Employee TSA in the same manner as Crimson's indirect, wholly-owned subsidiary. The Employee TSA and the Employee Sharing Agreement ended on February 3, 2022.
Control Center TSA - Crimson Midstream Operating, LLC ("Crimson Midstream Operating"), a wholly-owned subsidiary of Crimson, entered into a transition services agreement (the "Control Center TSA") with Crescent Midstream Holdings to provide certain customary control center services and field transition support services necessary to operate a pipeline system. The Control Center TSA was assigned from Crimson Midstream Operating to Crimson Midstream I by the Assignment and Assumption Agreement discussed above. This agreement ended on February 3, 2022.

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
Effective February 1, 2023, Crimson Midstream Operating entered into a first amendment to the Services Agreement (the "Amended Services Agreement") to provide administrative-related services to Crescent Midstream Holdings through February 1, 2024, or upon receipt of Crescent Midstream Holdings' written notice to terminate the Amended Services Agreement prior to February 1, 2024. Under the Amended Services Agreement, Crimson and/or certain of its subsidiaries are reimbursed at a fixed fee of approximately $13 thousand per month.
16. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements.
In April 2023, Crimson entered into agreements to sell 81,000 barrels of PLA volumes. The average selling price was $77.76 per barrel and generated a total of $6.3 million in sales.

Table of Contents	Glossary of Defined Terms

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Report on Form 10-Q ("Report") of CorEnergy Infrastructure, Inc. ("the Company," "CorEnergy," "we," "our" or "us"). The forward-looking statements included in this discussion and elsewhere in this Report involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, stockholder returns, performance by our customers, and other matters, which reflect management's best judgment based on factors currently known. See "Cautionary Statement Concerning Forward-Looking Statements" which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023 (the "2022 Annual Report").
OVERVIEW
We are a publicly traded REIT focused on energy infrastructure. Our business strategy is to own and operate critical energy midstream infrastructure connecting the upstream and downstream sectors within the industry. We currently generate revenue from the transportation, via pipeline systems, of crude oil and natural gas for our customers in California and Missouri, respectively. These pipelines, consisting of our Crimson, MoGas, and Omega Pipeline Systems, are located in areas where it would be difficult to replicate rights-of-way or transport crude oil or natural gas via non-pipeline alternatives, resulting in our assets providing utility-like criticality in the midstream supply chain for our customers. As primarily regulated assets, the value of our regulated pipelines is supported by revenue derived from a cost-of-service methodology. The cost-of-service methodology is used to establish appropriate transportation rates based on several factors, including expected volumes, expenses, debt and return on equity. The regulated nature of the majority of our assets provides a degree of support for our profitability over the long-term, where the majority of our customers own the products shipped on, or stored in, our facilities. We believe these characteristics provide CorEnergy with the attractive attributes of other globally listed infrastructure companies, including high barriers to entry and predictable revenue streams, while mitigating risks and volatility experienced by other companies engaged in the midstream energy sector. We also believe that our strengths in the hydrocarbon midstream industry can be leveraged to participate in energy transition, such as CO2 transportation for sequestration projects.
For a description of our assets, see Part I, Item 2 of our 2022 Annual Report.
HOW WE GENERATE REVENUE
We earn revenue from transporting or storing crude oil and natural gas for our customers. Our revenue is generated based on a:
•Fixed fee per unit of commodity transported during the period; or
•Fixed fee for reserved capacity.
Crimson Pipeline System
Our Crimson Pipeline System is an approximately 2,000-mile crude oil transportation pipeline system, which includes approximately 1,100 active miles, with associated storage facilities located in southern California and the San Joaquin Valley. The pipeline network provides a critical link between California crude oil production and California refineries. Revenue is primarily generated based on a fixed-fee tariff paid on each barrel of crude oil transported on our pipeline system. Our tariffs are regulated by the CPUC under a cost-of-service methodology. Although the majority of our Crimson pipeline volumes are not contractually obligated to be transported on our pipelines, our pipelines have provided transportation services to the same refineries for decades. Our pipeline system provides a safe, reliable, economical and environmentally sustainable method of transporting crude oil from the California crude oil producers to the California refineries. Furthermore, we are generally the only pipeline providing a connection between such producers and our customers, which are the refineries we serve.
Held For Sale
MoGas Pipeline and Omega Pipeline Systems
Our MoGas Pipeline System is a 263-mile interstate natural gas pipeline regulated by the FERC. Our Omega Pipeline System is a 75-mile natural gas distribution system providing unregulated service primarily to the U.S. Army’s Fort Leonard Wood military post. Our MoGas and Omega Pipeline Systems are part of a broader system that provides the critical link between natural gas-producing regions and local customers in Missouri. Our MoGas Pipeline System sources natural gas from three major interstate pipelines, Panhandle Eastern pipeline, Rockies Express pipeline and Mississippi River Transmission pipeline. Our MoGas Pipeline System connects to these three pipelines around the St. Louis area and transports the natural gas to south-

Table of Contents	Glossary of Defined Terms

central Missouri where it connects to our Omega Pipeline System. Our MoGas Pipeline System supplies several local natural gas distribution networks along its path. Our Omega Pipeline System primarily serves as a local natural gas delivery system for Fort Leonard Wood.
Our MoGas Pipeline System generates the majority of its revenue from take-or-pay transportation contracts with investment-grade customers. The majority of the system's revenue is under a long-term contract with a remaining term of approximately seven years. Omega Pipeline System’s revenues are unregulated and are generated under a firm capacity contract for which lease treatment has been applied. The remaining life of the contract is approximately three years. Given the nature of the MoGas and Omega Pipeline Systems' contracts, the revenue generated by these assets is marginally dependent on the actual volume transported.
On March 22, 2023, the Company announced plans to market and sell the MoGas and Omega Pipeline Systems. The process has generated a number of highly interested and qualified participants and, given the level of interest, the sale is currently expected to generate sufficient net proceeds to repay our Crimson Credit Facility in full. We also currently expect that the remaining proceeds, combined with a new credit facility and operating cash flow, will enable us to retire a material percentage of our outstanding 5.875% Convertible Notes prior to maturity. The Company expects to close the sale by early in the third quarter of 2023, however, there can be no assurances that any such sale will be consummated on this timeline, or at all, or as to the amount of proceeds received from any such sale. The carrying value of the MoGas and Omega systems is included in "assets held for sale" and "liabilities held for sale" on the Consolidated Balance Sheets as of March 31, 2023.
HOW WE EVALUATE OUR OPERATIONS
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics, which are significant factors in assessing our operating results and profitability, include: (i) volumes; (ii) revenue (including PLA); (iii) total operating and maintenance expenses (including maintenance capital expenses); (iv) Adjusted Net Income (a non-GAAP financial measure); (v) Cash Available for Distribution (a non-GAAP financial measure); and (vi) Adjusted EBITDA (a non-GAAP financial measure). For the definitions and further details on the calculations of non-GAAP financial measures used in this Report, see the section below titled "Non-GAAP Financial Measures."
Volumes and Revenue
Our revenue is primarily generated by transporting either crude oil or natural gas from a supply source to an end customer. Our assets have provided this service for the same customers for many decades.
Crimson Pipeline System
The amount of revenue generated by our Crimson Pipeline System depends on the volume of crude oil transported through our pipelines multiplied by the fixed-fee tariff, or transportation rate, applicable for the specific movement. These volumes are dependent on crude oil production in California because our assets are not directly connected to crude oil import facilities. Volumes may also be impacted by individual refinery decisions regarding crude oil sourcing. The fixed-fee tariff, or transportation rate, is the other major determinate of our revenue. The majority of our tariffs are regulated by the CPUC under a cost-of-service methodology that provides long-term support for our revenue.
In addition to the fixed-fee tariff, we also earn PLA for the majority of the crude oil volume we transport. As is common in the pipeline transportation industry, as crude oil is transported, Crimson receives as PLA between 0.1% and 0.25% of the majority of crude oil volume transported in order to offset any measurement uncertainty or actual volumes lost in transit. We receive payments either in-kind or in cash, at market value for the crude oil, with the majority of the payments being in-kind. For in-kind payments, we record the revenue as Transportation and Distribution revenue at a net realizable market price for the crude oil and place the PLA volumes into inventory. The inventory is subsequently sold, typically within one to two months, and recognized as PLA subsequent sales revenue with an offsetting expense of PLA subsequent sales cost of revenue.
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
•    labor expenses;

Table of Contents	Glossary of Defined Terms

•    repairs and maintenance expenses;
•    insurance costs (including liability and property coverage); and
•    utility costs (including electricity and natural gas).
The majority of our costs remain stable across broad ranges of throughput volumes, but can vary depending upon the level of both planned and unplanned maintenance activity in particular reporting periods. Utility cost is the primary expense that fluctuates based on throughput volumes and also fluctuates based on commodity prices.
California Market Update

Oil volumes transported on our pipelines in 2022 were unusual compared to historical patterns due to factors beyond our control, resulting in revenue swings from quarter to quarter. These conditions included a sudden and significant drop in volumes on our San Pablo Bay pipeline due to the decision of customers to use a competitor pipeline to move their production to refineries not serviced by us. These volumes then returned when the competitor pipeline shut down for unplanned maintenance. During the first quarter of 2023, the volumes again reverted away from our San Pablo Bay pipeline when the competitor pipeline returned to service. The recent lower volume levels are included in our 2023 forecasts and our applications with the CPUC to raise tariffs on our San Pablo Bay, Southern California and KLM pipelines as discussed in more detail below.

Another suspension of Kern County’s ability to issue oil and gas drilling permits was granted by a California Court of Appeals on January 26, 2023, due to continued challenges to the county's Environmental Impact Report. There is currently no known timeline for resolution of the latest stay, which may result in decreased oil production and could accelerate the decline in volumes on our KLM and San Pablo Bay pipelines.

On May 3, 2023, Phillips 66 reaffirmed its plans to convert its 140,000 bpd San Francisco refinery in Rodeo, California to renewable transportation fuels, with operations expected to commence in the first quarter of 2024. Upon project completion, the refinery will no longer process crude oil, a significant portion of which is currently sourced via a dedicated Phillips 66 pipeline system from the San Joaquin Valley, which is the same source of volumes for the Company's pipelines. Following the conversion, crude oil consumed by Phillips 66 from the San Joaquin Valley will need to be transported elsewhere, which could provide growth in volumes delivered on Crimson pipelines.

The pipeline rupture off the coast of California in October 2021 has been repaired. The pipeline is not owned by the Company, but the owner was awarded damages from two shipping companies after it was determined that an anchor drag incident, not pipeline integrity, caused the rupture. Approximately 5,160 barrels per day began flowing back to Crimson’s onshore facility in late April 2023, which will provide incremental volumes that were not included in the Company's first quarter 2023 results.
BASIS OF PRESENTATION
The unaudited consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of March 31, 2023, and its direct and indirect wholly-owned subsidiaries and consolidated VIEs for which CorEnergy is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation, and our net earnings have been reduced by the portion of net earnings attributable to non-controlling interests, when applicable.
RESULTS OF OPERATIONS
As permitted by SEC rules, we present a sequential quarterly analysis of the Company's performance because we believe that comparing current quarter results to those of the immediately preceding fiscal quarter is more useful in identifying current business trends and provides a more relevant analysis of our business results than comparing to the same period in the prior year. Accordingly, we have compared our results of operations for the three months ended March 31, 2023 to our results of operations for the three months ended December 31, 2022, as applicable, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following data should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in Part I, Item 1 of this Report. All information in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for balance sheet data as of December 31, 2022, is unaudited.

Table of Contents	Glossary of Defined Terms

	For the Three Months Ended
	March 31, 2023	December 31, 2022
Revenue
Transportation and distribution	$29,343,386	$32,829,034
Pipeline loss allowance subsequent sales	—	3,470,282
Lease and other	(1,214)	(7,182)
Expenses
Transportation and distribution	17,481,063	17,967,890
Pipeline loss allowance subsequent sales cost of revenue	—	3,354,138
General and administrative	6,771,582	6,205,342
Depreciation and amortization	4,031,627	4,078,545
Total Expenses	28,284,272	31,605,915
Operating Income	$1,057,900	$4,686,219

Interest expense	(4,404,565)	(3,955,470)
Other income (expense)	141,813	(49,398)
Income tax (expense) benefit, net	4,519	(1,234,200)
Net Loss	$(3,200,333)	$(552,849)

Other Financial Data (1)
Adjusted EBITDA	$7,399,248	$9,438,992
Adjusted Net Loss	(1,022,051)	(56,957)
Cash Available for Distribution	(6,194,046)	(2,812,566)

Capital Expenditures:
Maintenance Capital	$2,222,948	$3,184,699
Expansion Capital	702,727	891,305
Volume:
Average quarterly volume (bpd) - Crude oil	150,738	164,763
(1) Refer to the "Non-GAAP Financial Measures" section within this Item 2 for additional details.
Three Months Ended March 31, 2023 Compared to the Three Months Ended December 31, 2022
Revenue.
Transportation and distribution. Transportation and distribution revenue decreased by $3.5 million during the three months ended March 31, 2023 as compared to the three months ended December 31, 2022, due to lower crude oil transportation volume and lower average transportation rates. Crude oil transportation volumes for the three months ended March 31, 2023 were 150,738 bpd as compared to 164,763 bpd for the prior quarter, which contributed $2.4 million to the decrease. The decrease in crude oil transportation volume was primarily due to third-party operational issues that were alleviated during the first quarter of 2023. Those third-party operational issues altered the sourcing patterns of the refineries served by the Company beginning in the second quarter of 2022 and lasting through January of 2023. Additionally, although the Company implemented tariff adjustments on the SPB Crimson pipeline during the first quarter, the weighted average transportation rate decreased from $1.57 to $1.52 due to increased volumes being transported on the Cardinal pipeline, which is a lower tariff system. The decrease in weighted average transportation rates contributed $878 thousand to the decrease. MoGas and Omega transportation and distribution revenue relies on fixed-payment contracts with our customers and did not materially change during the referenced periods.
Pipeline loss allowance subsequent sales. Pipeline loss allowance subsequent sales, which represents the revenue on sale of crude oil inventory, decreased by $3.5 million during the three months ended March 31, 2023 as compared to the three months ended December 31, 2022, due to no PLA sales during the three months ended March 31, 2023. The Company sold 81,000 bbls of PLA during the second quarter of 2023 generating $6.3 million in proceeds.
Expenses.
Transportation and distribution. Transportation and distribution expenses decreased by $487 thousand during the three months ended March 31, 2023 as compared to the three months ended December 31, 2022. The decrease was primarily due to lower

Table of Contents	Glossary of Defined Terms

asset maintenance costs of $1.4 million. This decrease was partially offset by an increase in labor and benefits costs of $388 thousand, primarily due to an increase in restructuring costs of $834 thousand, which were partially offset by a lower payroll accrual due to timing and a decrease in salaries due to the terminated Crimson employees. Additionally, there was an increase in utility costs of $512 thousand. The Company expects the utility costs to return to levels consistent with the fourth quarter for the remainder of 2023. Additionally, the Company expects the restructuring activities to generate approximately $1.0 million in annualized transportation and distribution expense savings due to lower labor and benefits costs associated with the reorganization of the Crimson management structure and the outsourcing of the Company's control center beginning in the second quarter of 2023.
Pipeline loss allowance subsequent sales cost of revenue. Pipeline loss allowance subsequent sales cost of revenue decreased by $3.4 million during the three months ended March 31, 2023 as compared to the three months ended December 31, 2022. This decrease was due to no PLA sales occurring during the three months ended March 31, 2023.
General and administrative. General and administrative expenses increased by $566 thousand during the three months ended March 31, 2023 as compared to the three months ended December 31, 2022.
Employee-related costs for the three months ended March 31, 2023 increased by $653 thousand compared to the three months ended December 31, 2022, primarily due to higher management restructuring costs of $850 thousand, partially offset by lower general and administrative costs associated with Crimson, which were lower in part due to the reorganization of Crimson management during the first quarter of 2023. The Company expects the restructuring activities to generate approximately $1.0 million in annualized general and administrative expense savings due to lower labor and benefits costs associated with the reorganization of the Crimson management structure beginning in the second quarter of 2023.
Professional services costs for the three months ended March 31, 2023 decreased by $316 thousand, primarily due to lower costs associated with legal services, offset by slightly higher costs associated with the Company's ongoing rate cases.
Other general costs for the three months ended March 31, 2023 increased by $230 thousand due to increases in various cost categories, including employee training and education, bank fees, variable lease costs and asset acquisition expenses. The Company expects changes in costs associated with its office leases to generate approximately $500 thousand in annualized expense savings beginning in the second quarter of 2023.
Interest expense. Interest expense increased by $449 thousand during the three months ended March 31, 2023 as compared to the three months ended December 31, 2022, primarily due to higher interest rates, which contributed $425 thousand and additional borrowings on the Company's revolving credit facility, which contributed $22 thousand.
NON-GAAP FINANCIAL MEASURES
We use certain financial measures in this Report that are not recognized under GAAP. The non-GAAP financial measures used in this Report include Adjusted Net Loss, CAD, and Adjusted EBITDA. These supplemental measures are used by our management team and are presented herein because we believe they help investors understand our business, performance and ability to earn and distribute cash to our stockholders, provide for debt repayments, provide for future capital expenditures and provide for repurchases or redemptions of our preferred stock.
We offer these measures to assist the users of our financial statements in assessing our operating performance under GAAP, but these measures are non-GAAP measures and should not be considered measures of liquidity, alternatives to net income (loss) or indicators of any other performance measure determined in accordance with GAAP. Our method of calculating these measures may be different from methods used by other companies and, accordingly, may not be comparable to similar measures as calculated by other companies. Investors should not rely on these measures as a substitute for any GAAP measure, including net income (loss), and cash flows from operating activities or revenues. Management compensates for the limitations of Adjusted Net Income (Loss), CAD, and Adjusted EBITDA as analytical tools by reviewing the comparable GAAP measures, understanding the differences between non-GAAP measures compared to (as applicable) operating income (loss), net income (loss) and net cash provided by (used in) operating activities, and incorporating this knowledge into its decision-making processes. We believe that investors benefit from having access to the same financial measures that our management considers in evaluating our operating results.
Adjusted Net Loss and Cash Available for Distribution
We believe Adjusted Net Income (Loss) is an important performance measure of our profitability as compared to other midstream infrastructure owners and operators. Our presentation of Adjusted Net Loss for the current year periods represents net loss adjusted for gain on sale of equipment, transaction-related costs and restructuring costs. During the comparable periods of the prior year, our presentation of Adjusted Net Loss included adjustments for transaction-related costs. Adjusted Net

Table of Contents	Glossary of Defined Terms

Income (Loss) presented by other companies may not be comparable to our presentation, since each company may define these terms differently.
Management considers CAD an important metric for assessing capital discipline, cost efficiency and balance sheet strength. Although CAD is the metric used to assess our ability to make distributions, this measure should not be viewed as indicative of the actual amount of cash available for distributions or planned for distributions for a given period. Instead, CAD should be considered indicative of the amount of cash available for distributions after mandatory debt repayments and other general corporate purposes. Our presentation of CAD represents Adjusted Net Loss adjusted for depreciation and amortization, amortization of debt issuance costs, stock-based compensation, and deferred tax expense (benefit) less transaction-related costs, restructuring costs, maintenance capital expenditures, preferred dividend requirements and mandatory debt amortization.
Adjusted Net Income and CAD should not be considered measures of liquidity and should not be considered alternatives to operating income, net loss, cash flows from operations or other indicators of performance determined in accordance with GAAP. The following tables present a reconciliation of Net Loss, as reported in the Consolidated Statements of Operations, to Adjusted Net Loss and CAD:

	For the Three Months Ended
	March 31, 2023	December 31, 2022
Net Loss	$(3,200,333)	$(552,849)
Add:
Transaction costs	495,579	495,892
Restructuring costs	1,683,777	—
Less:
Gain on the sale of equipment	1,074	—
Adjusted Net Loss, excluding special items	$(1,022,051)	$(56,957)
Add:
Depreciation and amortization	4,031,627	4,078,545
Amortization of debt issuance costs	417,993	412,064
Stock-based compensation	(10,374)	227,734
Deferred tax expense (benefit)	(11,595)	1,403,981
Less:
Transaction costs	495,579	495,892
Restructuring costs	1,683,777	—
Maintenance capital expenditures	2,222,948	3,184,699
Preferred dividend requirements - Series A	2,388,130	2,388,130
Preferred dividend requirements - Non-controlling interest	809,212	809,212
Mandatory debt amortization	2,000,000	2,000,000
Cash Available for Distribution (CAD)	$(6,194,046)	$(2,812,566)

Table of Contents	Glossary of Defined Terms

The following tables reconcile net cash provided by (used in) operating activities, as reported in the Consolidated Statements of Cash Flow to CAD:

	For the Three Months Ended
	March 31, 2023	December 31, 2022
Net cash provided by (used in) operating activities	$(3,107,631)	$2,881,450
Changes in working capital	4,333,875	2,688,025
Maintenance capital expenditures	(2,222,948)	(3,184,699)
Preferred dividend requirements	(2,388,130)	(2,388,130)
Preferred dividend requirements - non-controlling interest	(809,212)	(809,212)
Mandatory debt amortization included in financing activities	(2,000,000)	(2,000,000)
Cash Available for Distribution (CAD)	$(6,194,046)	$(2,812,566)

Other Special Items:
Transaction costs	$495,579	$495,892
Restructuring costs	1,683,777	—

Other Cash Flow Information:
Net cash used in investing activities	$(3,490,021)	$(5,950,207)
Net cash provided by financing activities	112,169	250,598

Table of Contents	Glossary of Defined Terms

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
Our presentation of Adjusted EBITDA for the current-year periods represents net loss adjusted for items such as gain on the sale of equipment, transaction costs, restructuring costs, depreciation and amortization, stock-based compensation, income tax benefit and interest expense. During the comparable period of the prior year, our presentation of Adjusted EBITDA included adjustments for transaction costs, depreciation and amortization, stock-based compensation, income tax expense, and interest expense. Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Adjusted EBITDA should not be considered as a measure of liquidity and should not be considered as an alternative to operating income, net income or other indicators of performance determined in accordance with GAAP. The following tables present a reconciliation of Net Loss, as reported in the Consolidated Statements of Operations, to Adjusted EBITDA:

	For the Three Months Ended
	March 31, 2023	December 31, 2022
Net Loss	$(3,200,333)	$(552,849)
Add:
Transaction costs	495,579	495,892
Restructuring costs	1,683,777	—
Depreciation and amortization	4,031,627	4,078,545
Stock-based compensation	(10,374)	227,734
Income tax expense (benefit), net	(4,519)	1,234,200
Interest expense, net	4,404,565	3,955,470
Less:
Gain on the sale of equipment	1,074	—
Adjusted EBITDA	$7,399,248	$9,438,992
DIVIDENDS
Our portfolio of energy infrastructure real property assets generates cash flow from which we pay distributions to stockholders. We pay dividends based on what we believe is the median long-term cash-generating ability of our assets, adjusted for special items. The primary sources of our stockholder distributions have historically included transportation and distribution revenue from our Crimson, MoGas and Omega Pipeline Systems.
Quarterly, we intend on distributing our CAD less appropriate reserves established at the discretion of our Board of Directors ("Board") which could include, but are not limited to:
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

Deterioration in the expected cash flows from our Crimson Pipeline System has impacted our ability to fund distributions to stockholders and on February 6, 2023, we announced the suspension of all dividends due to a combination of declining volumes and increased costs in our California systems. There can be no assurances as to our ability to reinstitute dividend payments to stockholders in future periods or the timing or levels thereof. Our Board will continue to evaluate our dividend payments on a quarterly basis.
Distributions to common stockholders are recorded on the ex-dividend date and distributions to preferred stockholders are recorded when declared by our Board. The dividends on our Series A Preferred Stock are cumulative, and any accumulated unpaid dividends must be paid before resuming dividends to the common stockholders. The characterization of any distribution for federal income tax purposes will not be determined until after the end of the taxable year.
A REIT is generally required to distribute during the taxable year an amount equal to at least 90.0% of the REIT taxable income (determined under Code Section 857(b)(2), without regard to the deduction for dividends paid). We intend to adhere to this requirement in order to maintain our REIT status. The Board will continue to determine the amount, if any, of distributions that we expect to pay our stockholders. Dividend payouts may be affected by cash flow requirements and remain subject to other risks and uncertainties.
The Grier Members hold an economic interest in Crimson via the issuance of Crimson Class A-1, Class A-2 and Class A-3 Units at the closing of the Crimson Transaction. Upon CPUC approval, the Grier Members have the right to convert their Crimson Class A-1, Class A-2 and Class A-3 Units into our securities.
During February 2023, the Board suspended dividends on all securities. Accordingly, the Crimson Class A-2 and Class A-3 Units will not be eligible for dividends. Dividends will accumulate in the amount of $0.4609375 per depositary share for our Series A Preferred Stock and the Crimson Class A-1 Units.
As of March 31, 2023, each of these securities are convertible as follows: Crimson Class A-1 Units into depositary shares representing the Company's Series A Preferred Stock, the Crimson Class A-2 and Class A-3 Units into the Company's Class B Common Stock. However, prior to conversion, the Crimson Class A-1, Class A-2 and Class A-3 Units receive distributions as if they were the corresponding Company securities. For a description of the dividend rights, redemption rights, voting rights, and exchange and conversion rights of the Crimson Class A-1, Class A-2, and Class A-3 Units, please refer to Part IV, Item 15, Note 16 ("Stockholders' Equity") included in our 2022 Annual Report.
Class B Common Stock
The Class B Common Stock Articles Supplementary establish the terms of the Class B Common Stock, which are substantially similar to the Company’s Common Stock, including voting rights, except that the Class B Common Stock is subordinated to the Common Stock with respect to dividends and will automatically convert into Common Stock under certain circumstances. The Company does not intend to list the Class B Common Stock on any exchange.
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
Dividends. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, holders of the Class B Common Stock are entitled to receive dividends to the extent authorized by the Company’s Board of Directors and declared by the Company pursuant to a formula based on the amount of dividends declared on the Company’s Common Stock. For each fiscal quarter ending June 30, 2021 through and including the fiscal quarter ending March 30, 2024, each share of Class B Common Stock will be entitled to receive dividends (the "Class B Common Stock Dividends"), subject to Board approval, equal to the quotient of (i) the difference of (A) CAD (a non-GAAP financial measure) for the most recently completed quarter and (B) 1.25 multiplied by the Common Stock Base Dividend, divided by (ii) shares of Class B Common Stock issued and outstanding multiplied by 1.25. In no event will the Class B Common Stock Dividend per share be greater than any dividends per share authorized by the Board of Directors and declared with respect to the Common Stock during the same quarter and no Class B Common Stock Dividend will accrue until after April 1, 2021. As is the case for Common Stock, Class B Common Stock Dividends are not cumulative.

Table of Contents	Glossary of Defined Terms

Conversion. The shares of Class B Common Stock will convert to Common Stock on a one-for-one basis upon the first to occur of the following:
•the Board authorizes and the Company declares a quarterly dividend per share of outstanding Common Stock in excess of the then-applicable Common Stock Base Dividend;
•the issuance of additional shares of Common Stock other than in connection with: (i) any director or management compensation plan or equity award, (ii) the Company’s Dividend Reinvestment Plan, (iii) any conversion rights of the Company’s existing 5.875% Convertible Notes or Series A Preferred Stock, (iv) any exchange for fair value for the issuance of Common Stock (as determined by the Board), or (v) any stock split, reverse stock split, stock dividend or similar transaction in which the shares of Class B Common Stock share equally; or
•the Board authorizes and the Company declares a quarterly dividend per share to the Class B Common Stock equal to the then-applicable Common Stock Base Dividend for any four consecutive fiscal quarters beginning with the fiscal quarter ending June 30, 2022 through the fiscal quarter ending March 31, 2024.
To the extent conversion does not occur pursuant to the above, then the Class B Common Stock will convert to Common Stock on February 4, 2024 at a ratio equal to the quotient obtained by dividing (i) (A) the quotient of the then-applicable last twelve months CAD (a non-GAAP financial measure) divided by the product of (x) 1.25 and (y) four times (4x) the then-applicable Common Stock Base Dividend per share, less (B) the number of then-outstanding shares of Common Stock; by (ii) the number of then-outstanding shares of Class B Common Stock; provided, however, that the ratio shall not be less than 0.6800 shares of Common Stock per share of Class B Common Stock or greater than 1.000 shares of Common Stock per share of Class B Common Stock. As of March 31, 2023, the Company expects the conversion rate to be 0.6800 shares of Common Stock per share of Class B Common Stock.
Dividend Declarations
On February 4, 2022, we declared dividends of $0.05 per share of Common Stock and $0.4609375 per depositary share for our Series A Preferred Stock, which were paid on February 28, 2022.
On February 3, 2023, our Board of Directors suspended dividend payments on our Common Stock and Series A Preferred Stock. Our Series A Preferred Stock will accrue dividends during any period in which dividends are not paid. Any accrued Series A Preferred Stock dividends must be paid prior to the Company resuming common dividend payments. Based on the suspension of dividend payments to CorEnergy’s public equity holders, the Crimson A-2 and A-3 Units and CorEnergy’s Class B Common Stock will not receive dividends. During the first quarter of 2023, we accumulated $0.4609375 per depositary share for our Series A Preferred Stock, which will be paid upon declaration by the Board. As of March 31, 2023, the Company had accumulated $2.4 million in unpaid dividends.
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
On February 3, 2023, the Company's Board of Directors suspended dividend payments on the Series A Preferred Stock. The preferred return on the Crimson A-1 Units are pari passu to the Series A Preferred Stock preferred return. As of March 31, 2023, the Company had $809 thousand in cumulative unpaid distributions related to the Crimson A-1 Units.
Class A-2 and Class A-3 Units Distribution
During 2022 and through the first quarter of 2023, the Board did not declare a dividend on the Class B Common Stock. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors resulted in no distribution to the holders of Crimson's Class A-2 Units or Class A-3 Units.
SEASONALITY
We expect that Crimson will have stable revenues throughout the year. Maintenance activities can be performed at any time during the year, however, we may have certain quarters where maintenance expenditures are materially higher than other quarters in the year. Currently, our San Pablo Bay pipeline is operating in blended service, where heavy crude oil is mixed with lighter crude oil. Historically, however, it has also operated as a batched system, which includes a seasonal minimum volume. Such minimum volume is required because heavy crude oil must be heated to be transported via the pipeline, with the lowest

Table of Contents	Glossary of Defined Terms

allowed minimum volume typically occurring in the months from July to September and the highest allowed minimum volume typically occurring from December to March, with the actual effective periods dependent on the ground temperature. The historical average quarterly crude oil volumes for Crimson are provided in the table below.

Crimson Midstream Holdings Average Crude Oil Volume for Quarter Ended (bpd):
March 31, 2022	175,716
June 30, 2022	159,202
September 30, 2022	164,748
December 31, 2022	164,763
March 31, 2023	150,738
The MoGas and Omega Pipeline Systems generally have stable revenues throughout the year and will complete necessary pipeline maintenance during the "non-heating" season, or quarters two and three. Therefore, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At March 31, 2023, we had liquidity of approximately $23.3 million, comprised of cash of $11.3 million plus revolver availability of $12.0 million. We use cash flows generated from MoGas and Omega operations, and cash flows generated from our interest in Crimson's operations that are distributed to us, to fund current obligations, projected working capital requirements, debt service payments and dividend payments. Distributions from Crimson are subject to certain limitations as discussed under the "Crimson Credit Facility" below. The Company does not expect those restrictions to affect the ability of the Company to meet its cash obligations. Based on Management's current forecasts, we expect that future operating cash flows, together with current liquidity and proceeds from asset dispositions, will be sufficient to meet our ongoing working capital, operating requirements and debt covenants for at least the next 12 months. On February 6, 2023, the Company announced a suspension of dividends to further enhance liquidity to address near-term debt maturities and continue its focus on reducing total leverage.

During the first quarter of 2023, the Company retained an advisor to lead a process for the sale of its MoGas and Omega pipeline assets. The process has generated a number of highly interested and qualified participants and, given the level of interest, the sale is currently expected to generate sufficient net proceeds to repay our Crimson Credit Facility in full. The Company currently expects to close the sale during the third quarter of 2023. The Company also currently expects that the remaining proceeds, combined with a new credit facility and operating cash flow, will enable it to retire a material percentage of its outstanding 5.875% Convertible Notes prior to maturity. However, there can be no assurances that any such sale will be consummated on the expected timeline, or at all, or as to the amount of proceeds received from any such sale.
Long-term liquidity requirements consist of maintenance expenditures, debt maturities and capital requirements. We currently believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due and that we will be able to fund our remaining long-term liquidity requirements and commitments, as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us. Further, if our ability to access the capital markets is restricted, or if debt or equity capital were unavailable, or unavailable on favorable terms, or at all, our ability to fund acquisition opportunities or to comply with the REIT distribution rules could be adversely affected. We may also fund these liquidity requirements with the proceeds from asset dispositions, however, there can be no assurances that we will be able to consummate any such asset dispositions on terms acceptable or advantageous to us or at all.
In order to maintain the NYSE listing of our Common Stock, the market capitalization of our Common Stock, including our Class B Common Stock, cannot be below $15.0 million for 30 consecutive trading days. This equates to a Common Stock share price of $0.94. The market price for our Common Stock has declined significantly. There can be no assurances that we will be able to maintain such listing or obtain an alternative listing on another exchange as required under the Indenture governing our 5.875% Convertible Notes. Our failure to do so could result in an event of default under such Indenture, which in turn, could trigger cross-defaults under our credit facility. Any such default would have a material adverse impact on our liquidity and capital resources. If our Common Stock is delisted from the NYSE, we will be required to offer to repurchase the 5.875% Convertible Notes at par value.

Table of Contents	Glossary of Defined Terms

Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(Unaudited)
Net cash provided by (used in):
Operating activities	$(3,107,631)	$6,969,906
Investing activities	(3,490,021)	329,344
Financing activities	112,169	(7,597,702)
Net change in cash and cash equivalents	$(6,485,483)	$(298,452)
Cash Flows from Operating Activities
Net cash flows used in operating activities for the three months ended March 31, 2023 were primarily attributable to (i) $3.2 million in net loss, (ii) $4.3 million in negative working capital changes, offset by (iii) $4.0 million in depreciation and amortization.
Net cash flows provided by operating activities for the three months ended March 31, 2022 were primarily attributable to (i) $4.4 million in net income, (ii) $4.0 million in depreciation and amortization, offset by (iii) $1.9 million in negative working capital changes.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 was primarily attributable to (i) $4.1 million of cash utilized to acquire property and equipment, offset by (ii) $743 thousand in proceeds from reimbursable projects.
Net cash provided by investing activities for the three months ended March 31, 2022 was primarily attributable to (i) $1.2 million of cash utilized to acquire property and equipment, offset by (ii) $1.5 million in proceeds from reimbursable projects.
Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2023 was primarily attributed to (i) net advances on the Crimson Revolver of $3.0 million, offset by (ii) principal payments of $2.0 million on the Crimson Term Loan and (iii) payments on financing arrangements of $881 thousand.
Net cash used in financing activities for the three months ended March 31, 2022 was primarily attributed to (i) dividends paid of $3.7 million, (ii) net payments on the Crimson Revolver of $1.0 million, (iii) principal payments of $2.0 million on the Crimson Term Loan and (iv) payments on financing arrangements of $863 thousand.
Tariff Rate Cases
We have pending applications with the CPUC to raise tariffs on our San Pablo Bay, Southern California and KLM pipelines by 36%, 35% and 127%, respectively. All applications are being protested by at least one shipper. As a result, the full increases are currently not effective. However, in accordance with CPUC rules, we increased tariffs by 10% on the San Pablo, Southern California and KLM pipelines on March 1 2023, August 1, 2022 and September 1, 2022, respectively. These increases are subject to refund if the CPUC determines that they were not justified. We anticipate implementing an additional 10% tariff increases on our Southern California and San Pablo pipelines in August 2023 and March 2024, respectively, if the current rate cases are not resolved before those times. For the three months ended March 31, 2023, average throughput volumes on the San Pablo, Southern California and KLM pipelines were 76,800 bpd, 46,554 bpd and 13,234 bpd, respectively. During the three months ended March 31, 2023, average rates per barrel of throughput on the San Pablo, Southern California and KLM pipelines were $1.69, $1.43, and $1.80, respectively. There can be no assurances as to the ultimate outcome of these pending tariff rate cases.
Cumulative Unpaid Dividends
As a result of the existing cumulative unpaid dividends on our Series A Preferred Stock of $2.4 million and the Crimson A-1 Units of $809 thousand, we are currently not eligible to register the offer and sale of securities on a Form S-3 registration statement or utilize our existing Form S-3 registration statements for any such offer or sale. This creates additional limitations on our ability to raise capital in the capital markets, potentially increasing our costs of raising capital in the future. We have been focused on improving operational efficiency and driving stable and increasing cash flows from operations, including by

Table of Contents	Glossary of Defined Terms

undertaking the sale of assets and completing a thorough review of our business and capital structure and evaluating a wide range of opportunities to further strengthen our balance sheet and financial flexibility.
Asset Maintenance Expense and Capital Expenditures
Crude oil pipeline operations require significant expenditures to maintain, expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Expenditures on pipeline maintenance are either expensed as incurred or capitalized and depreciated. The expensed activities are included in operating expense while the capitalizable expenditures are shown as maintenance capital and deducted when calculating CAD (a non-GAAP financial measure). Examples of expensed activities include in-line pipeline inspections and tank integrity inspections. Examples of maintenance capital expenditures are those made to maintain the existing operating capacity of Crimson's assets and to extend their useful lives or other capital expenditures incurred in maintaining existing system volumes and related cash flows. In contrast, expansion capital expenditures are those made to acquire additional assets to grow Crimson's business, to expand and upgrade Crimson's systems and facilities and to construct or acquire new easements, systems or facilities.
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

Maintenance Expenditures
Three Months Ended	Expense	Capital
March 31, 2022	$744,509	$1,442,550
June 30, 2022	1,443,368	1,475,433
September 30, 2022	1,860,100	1,180,794
December 31, 2022	2,541,223	3,184,699
March 31, 2023	1,138,957	2,222,948

Table of Contents	Glossary of Defined Terms

Material Cash Requirements
The following table summarizes our material cash requirements and other obligations as of March 31, 2023:

	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Crimson Term Loan(1)	$64,000,000	$11,000,000	$53,000,000	$—	$—
Interest payments on Crimson Term Loan(2)		5,613,004	722,125	—	—
Crimson Revolver(1)	38,000,000	—	38,000,000	—	—
Interest payments on Crimson Revolver(2)		3,052,647	474,958	—	—
5.875% Convertible Notes(1)	118,050,000	—	118,050,000	—	—
Interest payments on 5.875% Convertible Notes(1)		6,935,438	10,403,156	—	—
Leases (3)(4)		1,021,099	1,846,227	1,900,148	5,075,456
Notes payable(5)		3,108,245	936,250	—	—
Series A Preferred Stock dividend requirements(6)		—	—	—	—
Distributions on Crimson Class A-1 Units(7)		—	—	—	—
Totals		$30,730,433	$223,432,716	$1,900,148	$5,075,456
(1) See Part I, Item 1, Note 11 ("Debt").
(2) Forecasted interest rate between 8% - 10%, See Part I, Item 1 Note 11 ("Debt").
(3) See Part I, Item 1, Note 5 ("Leases").
(4) During 2022, Crimson entered into a new lease which will commence upon possession of the property, which is anticipated during the first-half of 2023. No lease payments are due for the first year. No right-of-use asset or operating lease liability has been recorded as of March 31, 2023.
(5) Notes payable is included in Accounts Payable and other accrued liabilities on the Consolidated Balance Sheet.
(6) During the first quarter of 2023, the Company suspended dividends on the Series A Preferred Stock, which will accrue dividends annually at $1.84375 per share. Any accumulated Series A Preferred Stock dividends must be paid prior to the Company resuming common dividend payments. As of March 31, 2023, the accumulated $2.4 million in unpaid dividends has not been included in this table as we cannot reasonably determine when or if we will reinstate those dividends.
(7) Based on the suspension of dividend payments on the Company's Series A Preferred Stock, the Crimson Class A-1 Units will not receive dividends. As of March 31, 2023, the Grier Members have an unpaid distribution of $809 thousand that has not been included in this table as we cannot reasonably determine when or if we will declare dividends on the Company's Series A Preferred Stock, such that the Crimson Class A-1 units may be eligible for dividends again.
Impact of Inflation and Rising Interest Rates
We have experienced significant increases in interest rates and the cost of energy, transportation, and distribution. The Company's effective interest rate on the Crimson Credit facility was approximately 4.2% for the three months ended March 31, 2022 as compared to approximately 9.3% for the three months ended March 31, 2023, and we expect the effective interest rate on the Crimson Credit Facility to range between 8.0% and 10.0% during for the remainder of 2023. These inflationary trends, including increasing interest rates, have and may continue to have a material adverse impact on our business, financial condition and results of operations.
Capital Requirements
Capital spending for our business consists primarily of:
•Maintenance capital expenditures, which include costs required to maintain equipment reliability and safety and to address environmental and other regulatory requirements rather than to generate incremental CAD (a non-GAAP financial measure); and
•Expansion capital expenditures, which are undertaken primarily to generate incremental CAD (a non-GAAP financial measure) and include costs to acquire additional assets to grow our business and to expand or upgrade our existing facilities and to construct new assets, which we refer to collectively as organic growth projects. Organic growth projects include, for example, capital expenditures that increase storage or throughput volumes or develop pipeline connections to new supply sources.

During the three months ended March 31, 2023, our maintenance capital spending was $2.2 million and we spent $703 thousand for our expansion capital projects.
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

Table of Contents	Glossary of Defined Terms

financing alternatives. The availability and terms of any such financing will depend upon market and other conditions. If we borrow the maximum amount available under our credit facilities, there can be no assurance that we will be able to obtain additional or substitute financing.
Revolving and Term Credit Facilities
Crimson Credit Facility
On February 4, 2021, in connection with the Crimson Transaction, Crimson Midstream Operating and Corridor MoGas, (collectively, the "Borrowers"), together with Crimson, MoGas Debt Holdco LLC, MoGas, CorEnergy Pipeline Company, LLC, United Property Systems, Crimson Pipeline, LLC and Cardinal Pipeline, L.P. (collectively, the "Guarantors") entered into the Crimson Credit Facility with the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent for such lenders, Swingline Lender and Issuing Bank. The Crimson Credit Facility provides borrowing capacity of up to $155.0 million, consisting of: the $50.0 million Crimson Revolver, the $80.0 million Crimson Term Loan and an uncommitted incremental facility of $25.0 million. Upon closing of the Crimson Transaction, the Borrowers drew the $80.0 million Crimson Term Loan and $25.0 million on the Crimson Revolver. Subsequent to the initial closing, on March 25, 2021, Crimson contributed all of its equity interests in Crimson Midstream Services, LLC and Crimson Midstream I Corporation to Crimson Midstream Operating, and, effective as of May 4, 2021, such subsidiaries became additional Guarantors pursuant to the Amended and Restated Guaranty Agreement and parties to the Amended and Restated Security Agreement and (in the case of Crimson Midstream I Corporation) the Amended and Restated Pledge Agreement. On September 14, 2022, the parties entered into the first amendment to the Amended and Restated Credit Agreement, which replaced the use of a LIBOR reference rate with SOFR.
Outstanding balances under the facility are guaranteed by the Guarantors pursuant to the Amended and Restated Guaranty Agreement and secured by all assets of the Borrowers and Guarantors (including the equity in such parties), other than any assets regulated by the CPUC and other customarily excluded assets, pursuant to an Amended and Restated Pledge Agreement and an Amended and Restated Security Agreement. On March 6, 2023, the parties entered into the second amendment to the Amended and Restated Credit Agreement (the "Second Agreement"), which extended the maturity of the Crimson Credit Facility from February 4, 2024 to May 3, 2024 and amended the applicable total leverage ratio in the first two quarters of 2023 from 2.50 to 2.75. Beginning in the third quarter of 2023, the total leverage ratio steps down to 2.50 for the remainder of the term. Additionally, the required quarterly amortization of the term loan was increased from $2.0 million to $3.0 million beginning in the third quarter of 2023. Pursuant to the Second Amendment, under certain circumstances, the stock and assets of the Company's Omega Gas Pipeline, LLC and Omega Gas Marketing subsidiaries must be pledged as collateral. Also, under certain circumstances, the proceeds from specified asset sales must be used to repay the term loan and revolving credit facility after which the borrowing availability under the revolving credit facility will be reduced to $30.0 million. Additionally, no distributions may be made from the co-borrowers to their parent until the proceeds of specified asset sales have been used to repay the loans and other financial conditions have been met. Cash distributions to us from the Borrowers are subject to certain restrictions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability and available free cash flow. The Borrowers and their restricted subsidiaries are also subject to certain additional affirmative and restrictive covenants customary for credit transactions of this type. The Crimson Credit Facility contains default and cross-default provisions (with applicable customary grace or cure periods) customary for transactions of this type. Upon the occurrence of an event of default, payment of all amounts outstanding under the Crimson Credit Facility may become immediately due and payable at the election of the Required Lenders (as defined in the Crimson Credit Facility).
The loans under the Crimson Credit Facility are scheduled to mature on May 3, 2024. The Crimson Term Loan requires quarterly payments of $2.0 million in arrears on the last business day of March, June, September and December, commencing on June 30, 2021 and increasing to $3.0 million per quarter beginning September 30, 2023. Subject to certain conditions, all loans made under the Credit Agreement shall, at the option of the Borrowers, bear interest at either (a) Adjusted SOFR plus a spread of 325 to 450 basis points, or (b) a rate equal to the highest of (i) the prime rate established by the Administrative Agent, (ii) the federal funds rate plus 0.5%, or (iii) the one-month Adjusted SOFR rate plus 1.0%, plus a spread of 225 to 350 basis points. The applicable spread for each interest rate is based on the Total Leverage Ratio (as defined in the Crimson Credit Facility). As of March 31, 2023, the applicable interest rate for the Crimson Term Loan was 9.30%.
We had approximately $12.0 million of available borrowing capacity on the Crimson Revolver at March 31, 2023. For a summary of the additional material terms of the Crimson Credit Facility, please refer to Part IV, Item 15, Note 14 ("Debt") included in our 2022 Annual Report, and Part I, Item 1, Note 11 ("Debt") included in this Report. We were in compliance with all financial and other covenants under the Crimson Credit Facility at March 31, 2023.

Table of Contents	Glossary of Defined Terms

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
Refer to Part IV, Item 15, Note 14 ("Debt") included in our 2022 Annual Report and Part I, Item 1, Note 11 ("Debt") included in this Report for additional information concerning the 5.875% Convertible Notes. We were in compliance with all financial and other covenants under the Indenture governing the 5.875% Convertible Notes at March 31, 2023.
Shelf Registration Statements
On October 30, 2018, we registered 1,000,000 shares of Common Stock for issuance under our dividend reinvestment plan ("DRIP") pursuant to a separate shelf registration statement filed with the SEC. As of March 31, 2023, we had issued 386,379 shares of Common Stock under our DRIP pursuant to the shelf resulting in remaining availability of approximately 613,621 shares of Common Stock.
On November 17, 2021, we had a new shelf registration statement declared effective by the SEC, which replaced the previously filed shelf registration statement, pursuant to which we may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million. As a result of the existing cumulative unpaid dividends on the Company's Series A Preferred Stock, the Company is currently not eligible to register the offer and sale of securities on a Form S-3 registration statement or utilize its existing Form S-3 registration statements for any such offer or sale.
On September 16, 2021, we had a resale shelf registration statement declared effective by the SEC, pursuant to which it registered the following securities that were issued in connection with the Internalization transaction: 1,837,607 shares of Common Stock (including both (i) 1,153,846 shares of Common Stock issued at the closing of the Internalization transaction and (ii) up to 683,761 additional shares of Common Stock which may be issuable upon the conversion of outstanding shares of our unlisted Class B Common Stock issued at the closing of the Internalization transaction) and 170,213 depositary shares each representing 1/100th fractional interest of a share of Series A Preferred Stock, issued at the closing of the Internalization transaction.
As a result of the existing cumulative unpaid dividends on the Company's Series A Preferred Stock, the Company is currently not eligible to register the offer and sale of securities on a Form S-3 registration statement or utilize its existing Form S-3 registration statements for any such offer or sale.
Liquidity and Capitalization
Our principal investing activities are acquiring and financing assets within the U.S. energy infrastructure sector. These investing activities have often been financed from the proceeds of our public equity and debt offerings, as well as our credit facilities mentioned above. We have also expanded our business development efforts to include other REIT-qualifying revenue sources. Continued growth of our asset portfolio will depend in part on our continued ability to access funds through additional borrowings and securities offerings. The availability and terms of any such financing will depend upon market and other conditions. We currently believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due and that we will be able to fund our planned investments, as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us. Additionally, our liquidity and capitalization may be impacted by the optional redemption of the Series A Preferred Stock. The depositary shares

Table of Contents	Glossary of Defined Terms

are currently eligible to be redeemed, at our option, in whole or in part, at the $25.00 liquidation preference plus all accrued and unpaid dividends to, but not including, the date of redemption.
The following is our liquidity and capitalization as of March 31, 2023 and December 31, 2022:

Liquidity and Capitalization
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$11,344,999	$17,830,482
Revolver availability	$12,000,000	$15,000,000

Revolving credit facility	$38,000,000	$35,000,000
Long-term debt (including current maturities)(1)	179,974,832	181,657,983
Stockholders' equity:
Series A Cumulative Redeemable Preferred Stock 7.375%, $0.001 par value(2)	129,525,675	129,525,675
Common Stock, non-convertible, $0.001 par value	15,351	15,254
Class B Common Stock, $0.001 par value	684	684
Additional paid-in capital	326,948,418	327,016,573
Retained deficit	(337,844,642)	(333,785,097)
Non-controlling interest	117,702,640	116,893,428
Total CorEnergy Equity	$236,348,126	$239,666,517
Total CorEnergy Capitalization	$454,322,958	$456,324,500
(1) Long-term debt is presented net of discount and deferred financing costs.
(2) Excludes $2,388,130 of cumulative unpaid dividends related to the Series A Preferred Stock. The table also excludes $809,212 of cumulative unpaid dividends related to the Crimson A-1 Units.
The above table does not give effect to the conversion of the non-controlling interest, representing the Crimson Class A-1, Class A-2, and Class A-3 Units, into our securities. Such conversion is subject to CPUC approval and will be elective by the holder(s) of the non-controlling interest.

Table of Contents	Glossary of Defined Terms

Prospective Capitalization Table
		Adjustments	Prospective for Non-Controlling Interest Reorganization and Class B Conversion
	March 31, 2023 Actual(1)	Non-Controlling Interest Reorganization and Class B Conversion(2)(3)
Cash and Cash Equivalents	$11,344,999	$—	$11,344,999

Debt
Revolving Credit Facility	$38,000,000	$—	$38,000,000
Long-Term Debt (including current maturities)(4)	179,974,832	—	179,974,832
Total Debt	$217,974,832	$—	$217,974,832

Stockholders' Equity
Preferred Stock
Series A Preferred Stock	$129,525,675	$39,325,330	$168,851,005
Total	$129,525,675	$39,325,330	$168,851,005

Common Stock	$15,351	$8,089	$23,440
Class B Common Stock	684	(684)	—
Additional Paid-In Capital	326,948,418	71,457,379	398,405,797
Retained Deficit	(337,844,642)	6,912,526	(330,932,116)
Total Equity to Common Shareholders	(10,880,189)	78,377,310	67,497,121
Non-controlling interest(4)	117,702,640	(117,702,640)	—
Total Equity	$236,348,126	$—	$236,348,126

Total Capitalization	$454,322,958	$—	$454,322,958

Shares Outstanding
Common Stock	15,350,883	8,089,321	23,440,204
Class B Common Stock	683,761	(683,761)	—
Total Shares Outstanding	16,034,644	7,405,560	23,440,204

Book Value of Outstanding Shares	$(0.68)		$2.88
(1) The non-controlling interest reflects the Grier Members' equity consideration for the Class A-1, Class A-2 and Class A-3 Units representing the equity ownership interest in Crimson. Subject to CPUC regulatory approval, these units are convertible into certain CorEnergy securities, at the option of the holder, as illustrated in the prospective adjustments above.
(2) The prospective adjustments reflect the Grier Members' exchange of the non-controlling interest presently represented by their Class A-1, Class A-2 and Class A-3 Units into depositary shares representing Series A Preferred Stock for the Class A-1 Units and Class B Common Stock both Class A-2 and Class A-3 Units. Such exchanges are subject to receiving CPUC approval. Further, we do not expect the holders to exercise their exchange rights all at once due to the income tax consequences arising from such exchanges. We cannot predict when the holders will elect to exchange or if they will elect to exchange at all. Refer to Part I, Item 1, Note 12 ("Stockholders' Equity") for further details on the non-controlling interest.

(3) The prospective adjustments also reflect the conversion of the Class B Common Stock into Common stock at the lower 0.68:1.00 ratio. The Crimson Class A-2 and Class A-3 Units were initially recorded in non-controlling interest at a fair value of $77.0 million, which assumed a 1:1 conversion ratio and would represent an initial fair value of $53.0 million assuming the lower 0.68:1.00 conversion ratio.
(4) Long-term debt is presented net of discount and deferred financing costs.
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

A discussion of our critical accounting estimates is presented under the heading "Critical Accounting Estimates" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Annual Report. No material modifications have been made to our critical accounting estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. Debt used to finance our acquisitions may be based on floating or fixed rates. As of March 31, 2023, we had debt with an outstanding balance of $182.1 million, excluding the Crimson Revolver, comprised of $64.0 million associated with the Crimson Term Loan and $118.1 million associated with the 5.875% Convertible Notes. Current maturities under the Crimson Credit Facility amount to $11.0 million related to the Crimson Term Loan. As of March 31, 2023, we had $38.0 million in borrowings under our Crimson Revolver.
Borrowings under the Crimson Credit Facility are variable-rate based on either (a) SOFR pricing spread or (b) a rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the one-month Adjusted SOFR rate plus 1.0%, plus a pricing spread. The applicable spread for each interest rate is redetermined quarterly based on the Total Leverage Ratio (as defined in the Crimson Credit Facility). Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. A 100 basis point increase or decrease in current SOFR rates would have resulted in a current interest rate of 9.70% or 7.70%, respectively, for the Crimson Credit Facility. Under the Crimson Credit Facility, a 100 basis point increase or decrease in the current SOFR rate would have resulted in an approximately $249 thousand increase or decrease in interest expense for the three months ended March 31, 2023.
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
Certain of Crimson's transportation agreements and tariffs for crude oil shipments also include a PLA, as discussed above. As is common in the pipeline transportation industry, Crimson earns a very small percentage of the crude oil transported, deemed earned PLA inventory, which it can then sell. The realized PLA volume earned and available for sale is net of differences in measurement and actual volumes gained or lost. This allowance revenue is subject to more volatility than transportation revenue, as it is directly dependent on Crimson's measurement capability and commodity prices. As a result, the income Crimson realizes under its loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. As of March 31, 2023, Crimson did not have any open hedging agreements to mitigate its exposure to decreases in commodity prices through its loss allowances; however, it has previously entered into such agreements and may do so in the future.
We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were not effective as of March 31, 2023 because the material weakness discussed below under “Previously Reported Material Weakness” that existed as of December 31, 2022 had not been remediated by the end of the period covered by this Report. This material weakness in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below. Notwithstanding the identified material weakness, management believes that the unaudited consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.
Previously Reported Material Weakness
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting included a material weakness related to the operation of our controls within the financial statement closing process associated with the review and approval of the financial statements. Specifically, the Company's application of the accounting treatment associated with non-routine complex transactions and the classification and presentation of certain accounts and disclosures in the consolidated financial statements

Table of Contents	Glossary of Defined Terms

was not appropriately evaluated and implemented. This material weakness had not been fully remediated by the end of the period covered by this Report.
Remediation Considerations related to Material Weakness
Management has implemented new processes and controls over financial reporting that will identify non-routine complex transactions during the review process and ensure appropriate evaluation and accounting treatment application. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.
We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Glossary of Defined Terms

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under the heading "Crimson Legal Proceedings" in Note 9 ("Commitments And Contingencies") to our consolidated financial statements included in Part I of this Report is incorporated by reference into this Item 1.
ITEM 1A. RISK FACTORS
Part I, Item 1A, "Risk Factors" in our 2022 Annual Report sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended March 31, 2023. There have been no material changes to the risk factors contained in our 2022 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends
A REIT is generally required to distribute during the taxable year an amount equal to at least 90.0% of the REIT taxable income (determined under Code section 857(b)(2), without regard to the deduction for dividends paid). We intend to adhere to this requirement in order to maintain our REIT status. The Board will continue to determine the amount of any distribution that we expect to pay our stockholders. Dividend payouts may be affected by cash flow requirements, including cash used to make distributions to outstanding Class A-1, Class A-2, and Class A-3 Units of Crimson, and remain subject to other risks and uncertainties, as discussed under the heading "Dividends" in Part I, Item 2 of this Report. Further, the terms of our Crimson Credit Facility provide that cash distributions to us from the Borrowers are subject to certain restrictions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability and available free cash flow.
We did not sell any securities during the quarter ended March 31, 2023 that were not registered under the Securities Act of 1933.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
There were no reportable events during the quarter ended March 31, 2023.

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
101**
The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
May 11, 2023

By:	/s/ David J. Schulte
David J. Schulte
Chairman and Chief Executive Officer
(Principal Executive Officer)
May 11, 2023