Form 10-Q
period 2023-06-30
CorEnergy Infrastructure Trust, Inc.
filed 2023-08-14
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐   No  ☒
As of August 10, 2023, the registrant had 15,353,833 shares of Common Stock outstanding and 683,761 shares of Class B Common Stock outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023
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
The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023 or for any other interim or annual period. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2022.

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
Internalization: CorEnergy's acquisition of its former external manager, Corridor InfraTrust Management, LLC, which closed July 6, 2021.
IRS: Internal Revenue Service.
LIBOR: the London Interbank Offered Rate, a benchmark rate being replaced by SOFR.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Property and equipment, net of accumulated depreciation of $30,066,195 and $52,908,191, respectively (Crimson VIE*: $339,790,197, and $340,205,058, respectively)	$339,805,290	$440,148,967
Leased property, net of accumulated depreciation of $— and $299,463, respectively	—	1,226,565
Financing notes and related accrued interest receivable, net of reserve of $50,000 and $600,000, respectively	710,467	858,079
Cash and cash equivalents (Crimson VIE: $2,118,199 and $1,874,319, respectively)	9,237,764	17,830,482
Accounts and other receivables (Crimson VIE: $9,026,092 and $10,343,769, respectively)	9,028,808	14,164,525
Due from affiliated companies (Crimson VIE: $5,416 and $167,743, respectively)	5,416	167,743
Deferred costs, net of accumulated amortization of $910,220 and $726,619, respectively	303,322	415,727
Inventory (Crimson VIE: $3,579,851 and $5,804,776, respectively)	3,579,851	5,950,051
Prepaid expenses and other assets (Crimson VIE: $3,091,963 and $3,414,372, respectively)	5,178,308	9,478,146
Operating right-of-use assets (Crimson VIE: $6,012,534 and $4,452,210, respectively)	6,096,799	4,722,361
Deferred tax asset, net (Crimson VIE: $217,430 and $—, respectively)	217,430	—
Assets held-for-sale	108,670,305	—
Total Assets	$482,833,760	$494,962,646
Liabilities and Equity
Secured credit facilities, net of deferred financing costs of $403,951 and $665,547, respectively	$102,596,049	$100,334,453
Unsecured convertible senior notes, net of discount and debt issuance costs of $1,397,620 and $1,726,470, respectively	116,652,380	116,323,530
Accounts payable and other accrued liabilities (Crimson VIE: $11,181,628 and $16,889,980, respectively)	16,244,763	26,316,216
Income tax payable (Crimson VIE: $— and $85,437, respectively)	8,529	174,849
Due to affiliated companies (Crimson VIE: $156,274 and $209,750, respectively)	156,274	209,750
Operating lease liability (Crimson VIE: $5,983,720 and $4,454,196, respectively)	6,067,985	4,696,410
Deferred tax liability, net	—	1,292,300
Unearned revenue (Crimson VIE: $566,154 and $203,725, respectively)	566,154	5,948,621
Liabilities held-for-sale	7,234,513	—
Total Liabilities	$249,526,647	$255,296,129
Commitments and Contingencies (Note 9)
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $134,301,935 liquidation preference at June 30, 2023 and $129,525,675 liquidation preference at December 31, 2022 ($2,500 per share, $0.001 par value); 69,367,000 authorized; 51,810 issued and outstanding at June 30, 2023 and December 31, 2022	$129,525,675	$129,525,675
Common stock, non-convertible, $0.001 par value; 15,350,883 and 15,253,958 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively (100,000,000 shares authorized)	15,351	15,254
Class B Common Stock, $0.001 par value; 683,761 shares issued and outstanding at June 30, 2023 and December 31, 2022 (11,896,100 shares authorized)	684	684
Additional paid-in capital	327,074,755	327,016,573
Retained deficit	(341,821,204)	(333,785,097)
Total CorEnergy Equity	114,795,261	122,773,089
Non-controlling interest	118,511,852	116,893,428
Total Equity	233,307,113	239,666,517
Total Liabilities and Equity	$482,833,760	$494,962,646
*Variable Interest Entity ("VIE") (Note 14)
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue
Transportation and distribution	$28,540,632	$28,289,654	$57,779,747	$58,264,628
Pipeline loss allowance subsequent sales	7,009,996	3,074,436	7,009,996	5,806,199
Lease and other revenue	103,352	157,346	206,409	322,960
Total Revenue	35,653,980	31,521,436	64,996,152	64,393,787
Expenses
Transportation and distribution	17,787,024	14,263,677	35,268,087	28,209,520
Pipeline loss allowance subsequent sales cost of revenue	7,050,776	2,438,987	7,050,776	4,631,636
General and administrative	7,447,410	5,276,363	14,218,992	10,419,228
Depreciation and amortization	3,237,526	3,992,314	7,269,153	7,968,981
Total Expenses	35,522,736	25,971,341	63,807,008	51,229,365
Operating Income	$131,244	$5,550,095	$1,189,144	$13,164,422
Other Income (expense)
Other income	$195,678	$136,023	$337,491	$256,565
Interest expense	(4,426,351)	(3,342,906)	(8,830,916)	(6,489,761)
Total Other Expense	(4,230,673)	(3,206,883)	(8,493,425)	(6,233,196)
Income (Loss) before income taxes	(4,099,429)	2,343,212	(7,304,281)	6,931,226
Taxes
Current tax expense	2,625	156,877	9,701	307,921
Deferred tax expense (benefit)	(934,704)	16,209	(946,299)	88,422
Income tax expense (benefit), net	(932,079)	173,086	(936,598)	396,343
Net Income (Loss)	(3,167,350)	2,170,126	(6,367,683)	6,534,883
Less: Net income attributable to non-controlling interest	809,212	809,212	1,618,424	1,618,424
Net Income (Loss) attributable to CorEnergy Infrastructure Trust, Inc.	$(3,976,562)	$1,360,914	$(7,986,107)	$4,916,459
Preferred dividend requirements	2,388,130	2,388,130	4,776,260	4,776,260
Net Income (Loss) attributable to Common Stockholders	$(6,364,692)	$(1,027,216)	$(12,762,367)	$140,199

Common Stock
Weighted average shares outstanding - basic	15,350,883	14,989,942	15,311,792	14,953,754
Basic net earnings (loss) per share	$(0.40)	$(0.06)	$(0.80)	$0.01

Weighted average shares outstanding - diluted	15,815,840	15,454,899	15,776,749	15,460,047
Diluted net earnings (loss) per share	$(0.40)	$(0.07)	$(0.81)	$0.01

Class B Common Stock
Weighted average shares outstanding - basic and diluted	683,761	683,761	683,761	683,761
Basic and diluted net loss per share	$(0.40)	$(0.11)	$(0.80)	$(0.09)

Dividends declared per common share	$—	$0.050	$—	$0.100
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Preferred Stock	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2023 (Unaudited)	$129,525,675	15,350,883	$15,351	683,761	$684	$326,948,418	$(337,844,642)	$117,702,640	$236,348,126
Net (loss) income	—	—	—	—	—	—	(3,976,562)	809,212	(3,167,350)
Stock-based compensation, net of forfeitures	—	—	—	—	—	102,718	—	—	102,718
Common stock, accrued dividend equivalent forfeiture	—	—	—	—	—	23,619	—	—	23,619
Balance at June 30, 2023 (Unaudited)	$129,525,675	15,350,883	$15,351	683,761	$684	$327,074,755	$(341,821,204)	$118,511,852	$233,307,113

	Preferred Stock	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest
	Amount	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2022	$129,525,675	15,253,958	$15,254	683,761	$684	$327,016,573	$(333,785,097)	$116,893,428	$239,666,517
Cumulative effect adjustment for the adoption of ASC 326, Financial Instruments -- Credit Losses	—	—	—	—	—	—	(50,000)	—	(50,000)
Net (loss) income	—	—	—	—	—	—	(7,986,107)	1,618,424	(6,367,683)
Shares issued on RSU vesting, net of shares withheld for taxes	—	96,925	97	—	—	(57,781)	—	—	(57,684)
Stock-based compensation, net of forfeitures	—	—	—	—	—	92,344	—	—	92,344
Common stock, accrued dividend equivalent forfeiture	—	—	—	—	—	23,619	—	—	23,619
Balance at June 30, 2023 (Unaudited)	$129,525,675	15,350,883	$15,351	683,761	$684	$327,074,755	$(341,821,204)	$118,511,852	$233,307,113
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

	Preferred Stock	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2022 (Unaudited)	$129,525,675	14,960,628	$14,960	683,761	$684	$335,376,932	$(317,473,035)	$116,816,116	$264,261,332
Net income	—	—	—	—	—	—	1,360,914	809,212	2,170,126
Series A preferred stock dividends	—	—	—	—	—	(2,388,130)	—	—	(2,388,130)
Common Stock dividends	—	—	—	—	—	(748,031)	—	—	(748,031)
Reinvestment of dividends paid to common stockholders	—	69,312	69	—	—	196,082	—	—	196,151
Crimson cash distribution on A-1 Units	—	—	—	—	—	—	—	(809,212)	(809,212)
Stock-based compensation	—	30,917	31	—	—	151,328	—	—	151,359
Balance at June 30, 2022 (Unaudited)	$129,525,675	15,060,857	$15,060	683,761	$684	$332,588,181	$(316,112,121)	$116,816,116	$262,833,595

	Preferred Stock	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	$129,525,675	14,893,184	$14,893	683,761	$684	$338,302,735	$(321,028,580)	$116,816,116	$263,631,523
Net income	—	—	—	—	—	—	4,916,459	1,618,424	6,534,883
Series A preferred stock dividends	—	—	—	—	—	(4,776,260)	—	—	(4,776,260)
Common Stock dividends	—	—	—	—	—	(1,492,690)	—	—	(1,492,690)
Reinvestment of dividends paid to common stockholders	—	136,756	136	—	—	403,068	—	—	403,204
Crimson cash distribution on A-1 Units	—	—	—	—	—	—	—	(1,618,424)	(1,618,424)
Stock-based compensation	—	30,917	31	—	—	151,328	—	—	151,359
Balance at June 30, 2022 (Unaudited)	$129,525,675	15,060,857	$15,060	683,761	$684	$332,588,181	$(316,112,121)	$116,816,116	$262,833,595
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Operating Activities
Net income (loss)	$(6,367,683)	$6,534,883
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax, net	(946,299)	88,422
Depreciation and amortization	7,269,153	7,968,981
Amortization of debt issuance costs	774,047	824,120
Gain on sale of equipment	(1,074)	(22,678)
Stock-based compensation	92,344	151,359
Changes in assets and liabilities:
Accounts and other receivables	1,482,880	1,024,635
Inventory	2,224,250	(587,295)
Prepaid expenses and other assets	4,095,376	1,785,571
Due from affiliated companies, net	108,852	140,509
Accounts payable and other accrued liabilities	(6,069,668)	1,071,089
Income tax payable	(166,320)	305,205
Unearned revenue	162,160	280,795
Other changes, net	(30,613)	(206,457)
Net cash provided by operating activities	$2,627,405	$19,359,139
Investing Activities
Purchases of property and equipment	(7,967,423)	(4,141,485)
Proceeds from reimbursable projects	858,134	2,103,544
Other changes, net	(789,739)	124,701
Net cash used in investing activities	$(7,899,028)	$(1,913,240)
Financing Activities
Dividends paid on Series A preferred stock	—	(4,776,260)
Dividends paid on Common Stock	—	(1,492,690)
Reinvestment of Dividends Paid to Common Stockholders	—	403,204
Distributions to non-controlling interest	—	(1,618,424)
Advances on the Crimson Revolver	7,000,000	4,000,000
Payments on the Crimson Revolver	(1,000,000)	(4,000,000)
Principal payments on the Crimson Term Loan	(4,000,000)	(4,000,000)
Dividends paid on Vested RSUs	(15,612)	—
Payments on financing arrangement	(2,203,747)	(1,170,635)
Net cash used in financing activities	$(219,359)	$(12,654,805)
Net change in Cash and Cash Equivalents	(5,490,982)	4,791,094
Cash and Cash Equivalents at beginning of period	17,830,482	11,540,576
Cash and Cash Equivalents at end of period(1)	$12,339,500	$16,331,670

Table of Contents	Glossary of Defined Terms

	For the Six Months Ended
	June 30, 2023	June 30, 2022

Supplemental Disclosure of Cash Flow Information
Interest paid	$9,007,546	$4,999,845
Income taxes paid (net of refunds)	191,000	(12,055)

Non-Cash Investing Activities
Purchases of property, plant and equipment in accounts payable and other accrued liabilities	$1,430,552	$771,180

Non-Cash Financing Activities
Assets acquired under financing arrangement	$—	$1,226,402
(1) Cash and Cash Equivalents at the end of the six months ended June 30, 2023 include $3.1 million held-for-sale. The Consolidated Statement of Cash Flows reflects assets and liabilities classified as held-for-sale that are presented in the Held-for-Sale Balance Sheet in Note 3. ("Held-for-Sale"). See Note 3. ("Held-for-Sale") for further information.

See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2023
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
The principal executive offices of the Company are located at 1100 Walnut, Suite 3350, Kansas City, Missouri 64106.
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements include CorEnergy accounts and the accounts of its wholly owned subsidiaries and variable interest entities ("VIEs") for which CorEnergy is the primary beneficiary. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") set forth in the Accounting Standards Codification ("ASC"), as published by the Financial Accounting Standards Board ("FASB"), and with the Securities and Exchange Commission ("SEC") instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. There were no adjustments that, in the opinion of management, were not of a normal and recurring nature. All intercompany transactions and balances have been eliminated in consolidation, and the Company's net earnings have been reduced by the portion of net earnings attributable to non-controlling interests, when applicable. Prior reporting period amounts have been recast to conform with the current period presentation. In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.
Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other interim or annual period. Amounts as of December 31, 2022 have been derived from the audited consolidated financial statements as of that date but do not include all of the information and footnotes required by GAAP for complete financial statements and, as a result, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in CorEnergy's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023.
Subsidiaries of the Company and Crimson Midstream Holdings, LLC, a VIE of the Company ("Crimson"), are co-borrowers under that certain Amended and Restated Credit Agreement, dated as February 4, 2021, which provides for borrowing capacity of up to $155.0 million (the "Crimson Credit Facility"). The Crimson Credit Facility is scheduled to mature on May 3, 2024, which is within twelve months of the date of issuance of these financial statements for the period ended June 30, 2023.

Table of Contents	Glossary of Defined Terms

On May 25, 2023, the Company announced entry into a definitive agreement to sell the MoGas and Omega pipeline systems to Spire, Inc. for approximately $175.0 million in cash, subject to final working capital adjustments. The transaction is currently expected to close around the end of the calendar year, pending U.S. Federal Trade Commission ("FTC") review and subject to customary closing conditions. The Company is required to use the proceeds from such sale to repay the Crimson Credit Facility.
If the MoGas and Omega sale does not occur in early 2024, the Company's operating cash flows may not be sufficient to service our debt instruments in 2024. If the Company is unable to extend the maturity date of the Crimson Credit Facility, or to repay or refinance it by May 3, 2024, the Company's ability to meet its obligations would be adversely affected. Failure to extend the maturity date or repay the debt prior to its contractual maturity would result in the potential foreclosure on the collateral securing such debt and could cause a cross-default under other agreements, which could also result in the acceleration of those obligations by the counterparties to those agreements.
The Company’s management believes it is probable the sale of MoGas and Omega will be successful and enable the Company to fully retire the Crimson Credit Facility before its contractual maturity and allow the Company to sufficiently service debt instruments in 2024, although no such assurance can be given.
During March 2023, the Company determined that the MoGas and Omega pipeline assets have met the criteria of "held-for- sale" accounting, as specified by FASB's ASC 360, "Property, Plant and Equipment." The carrying value of the assets and liabilities of this component is less than the fair value less costs to sell. Therefore, amounts are presented at carrying value within the Company's Consolidated Balance Sheet.
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
Trade receivables - Accounts receivable from the transportation and distribution of crude oil and natural gas are generally settled with counterparties within 60 days of the service month. The Company has a high historical rate of collectibility of greater than 99% of total revenue and, as such, has adopted an impairment model based on an evaluation of its aging schedule. As of June 30, 2023 the Company's calculated allowance for doubtful accounts was immaterial.
Financing note receivable - Refer to Note 6 ("Financing Notes Receivable") for further discussion.
The Company utilized the modified retrospective approach for implementation and recorded a $50 thousand cumulative-effect adjustment to beginning retained earnings as of January 1, 2023.
3. HELD-FOR-SALE
MoGas Pipeline and Omega Pipeline Systems
As of June 30, 2023, the Company's MoGas and Omega pipeline systems were classified as assets and liabilities held-for-sale. The Company is disposing of these assets to address upcoming debt maturities on the Crimson Credit Facility and to reduce outstanding debt associated with the Company's 5.875% Unsecured Convertible Senior Notes due 2025 (the "5.875% Convertible Notes").
On May 25, 2023, the Company announced entry into a definitive agreement to sell the MoGas and Omega pipeline systems to Spire, Inc. for $175.0 million in cash, subject to final working capital adjustments. On July 3, 2023, the Company received a request for additional information ("Second Request") from the FTC with regard to this proposed acquisition. The Company is fully cooperating with the FTC regarding the Second Request and expects to close around the end of the calendar year subject to receiving FTC approval.

Table of Contents	Glossary of Defined Terms

The pre-tax profit from the disposal group held for sale is summarized in the table below for each period the statement of operations is presented:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Pre-tax profit(1)	$1,216,053	$1,913,585	$1,849,788	$4,217,235
Allocated interest related to the sale to repay the Crimson Credit Facility	2,528,059	1,444,622	5,034,340	2,693,193
(1) The Company is contractually obligated to use the proceeds from the anticipated sale to repay the Crimson Credit Facility. As such, the aforementioned pre-tax profit includes allocated interest related to the sale and repayment of the Crimson Credit Facility.
Held-for-Sale Balance Sheet

June 30, 2023
Assets	(Unaudited)
Property and equipment, net of accumulated depreciation of $30,077,502	$99,208,653
Leased property, net of accumulated depreciation of $309,778	1,216,249
Cash and cash equivalents	3,101,736
Accounts and other receivables	3,864,022
Inventory	145,950
Prepaid expenses and other assets	1,002,723
Operating right-of-use assets	130,972
Total Assets	$108,670,305
Liabilities
Accounts payable and other accrued liabilities	1,023,233
Operating lease liability	103,222
Deferred tax liability, net(1)	563,431
Unearned revenue	5,544,627
Total Liabilities	$7,234,513
(1) The deferred tax liability is recorded within certain parent entities that are not part of the disposal group, however, because the liability was generated from the operations of the disposal group, the Company has included it within liabilities held-for-sale on the Consolidated Balance Sheet.
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

Table of Contents	Glossary of Defined Terms

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
The table below summarizes the Company's contract liability balance related to its transportation and distribution revenue contracts:

	Contract Liability(1)
	June 30, 2023	December 31, 2022
Beginning Balance January 1	$5,927,873	$5,339,364
Unrecognized Performance Obligations	531,062	1,175,824
Recognized Performance Obligations	(348,154)	(587,315)
Ending Balance (2)	$6,110,781	$5,927,873
(1) As of June 30, 2023, the contract liability balance is included in unearned revenue (Crimson portion) and liabilities held-for-sale (MoGas and Omega portion) in the Consolidated Balance Sheets. As of December 31, 2022, the contract liability balance was included in unearned revenue in the Consolidated Balance Sheets.

(2) As of June 30, 2023, the contract liability balance for MoGas and Omega was $5.5 million and is recorded in liabilities held-for-sale on the Consolidated Balance Sheets.
The Company's contract asset balances were immaterial as of both June 30, 2023 and December 31, 2022. The Company also recognized deferred contract costs related to incremental costs to obtain a transportation performance obligation contract, which are amortized on a straight-line basis over the remaining term of the contract. As of June 30, 2023, the remaining unamortized deferred contract costs balance was approximately $708 thousand. The contract asset and deferred contract costs balances are included in assets held-for-sale and prepaid expenses and other assets in the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively.
The following is a breakout of the Company's transportation and distribution revenue for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended				For the Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
Crude oil transportation revenue	$23,205,929	81%	$22,759,790	81%	$47,072,520	82%	$47,102,774	81%
Natural gas transportation revenue	3,596,338	13%	4,077,445	14%	7,348,937	13%	8,138,721	14%
Natural gas distribution revenue	1,271,553	4%	1,236,261	4%	2,510,081	4%	2,434,166	4%
Other	466,812	2%	216,158	1%	848,209	1%	588,967	1%
Total	$28,540,632	100%	$28,289,654	100%	$57,779,747	100%	$58,264,628	100%

Table of Contents	Glossary of Defined Terms

5. LEASES
The Company and its subsidiaries currently lease land, corporate office space, single-use office space, and equipment. During 2022, Crimson entered into a new corporate office lease that commenced upon possession of the property on April 15, 2023. No lease payments are due for the first year. The Company's leases are classified as operating leases and presented as operating right-of-use assets (assets held-for-sale for MoGas and Omega) and operating lease liabilities (liabilities held-for-sale for MoGas and Omega) on the Consolidated Balance Sheets as of June 30, 2023. The Company's leases are presented as operating right-of-use assets and operating lease liabilities on the Consolidated Balance Sheets as of December 31, 2022. The Company recognizes lease expense in the Consolidated Statements of Operations on a straight-line basis over the remaining lease term. The Company noted the following information regarding its operating leases for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Lease cost:
Operating lease cost	$535,329	$446,601	$981,930	$893,202
Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$265,316	$341,185	$1,030,526	$1,100,034

Supplemental disclosure of non-cash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,233,521	$—	$2,233,521	$—
Variable lease costs were immaterial for the three and six months ended June 30, 2023 and 2022.
The following table reflects the weighted average lease term and discount rate for leases in which the Company is a lessee:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term - operating leases (in years)	10.4	11.0
Weighted average discount rate - operating leases	8.36%	7.45%
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
As of June 30, 2023 and December 31, 2022, the Compass REIT Loan balance was $710 thousand and $858 thousand, respectively, net of reserves of $50 thousand and zero, respectively. The Company uses the discounted cash flow method to estimate expected credit losses and also reviews other factors that may affect the collectability of the balance, including timeliness of required payments, past due status and discussions with obligors. As of June 30, 2023, there were no past due payments associated with the Compass REIT Loan.

Table of Contents	Glossary of Defined Terms

7. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of June 30, 2023 and December 31, 2022, are as follows:

Deferred Tax Assets and Liabilities
	June 30, 2023	December 31, 2022
Deferred Tax Assets:
Deferred contract revenue	$—	$1,230,985
Net operating loss carryforwards	217,430	7,027,439
Capital loss carryforward	—	92,418
Other	—	338
Sub-total	$217,430	$8,351,180
Valuation allowance	—	(5,168,148)
Sub-total	$217,430	$3,183,032
Deferred Tax Liabilities:
Cost recovery of leased and fixed assets	$—	$(4,386,744)
Other	—	(88,588)
Sub-total	$—	$(4,475,332)
Total net deferred tax asset (liability)	$217,430	$(1,292,300)

Deferred Tax Assets and Liabilities - Held-For-Sale
June 30, 2023
Deferred Tax Assets:
Deferred contract revenue	$1,146,872
Net operating loss carryforwards	7,230,269
Capital loss carryforward	92,418
Other	324
Sub-total	$8,469,883
Valuation allowance	(4,027,069)
Sub-total	$4,442,814
Deferred Tax Liabilities:
Cost recovery of leased and fixed assets	$(4,908,800)
Other	(97,445)
Sub-total	$(5,006,245)
Total net deferred tax liability(1)	$(563,431)
(1) The deferred tax liability is recorded within certain parent entities that are not part of the disposal group, however, because the liability was generated from the operations of the disposal group, the Company has included it within liabilities held-for-sale on the Consolidated Balance Sheet.
The total deferred tax assets and liabilities presented above relate to the Company's taxable REIT subsidiaries ("TRSs"). The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of June 30, 2023, the Company had no uncertain tax positions. Tax years beginning with the year ended December 31, 2019 remain open to examination by federal and state tax authorities.
As of June 30, 2023 and December 31, 2022, the TRSs had cumulative net operating loss carryforwards ("NOLs") of $30.8 million and $29.2 million, respectively. As of June 30, 2023 and December 31, 2022, NOLs of $28.3 million and $26.4 million, respectively, that were generated during the periods ended June 30, 2023, December 31, 2022, 2021, 2020, 2019, and 2018 may be carried forward indefinitely, subject to limitation. NOLs generated for years prior to December 31, 2018 may be carried forward for 20 years.
Management assessed the available evidence and determined that it is more likely than not that the capital loss carryforwards will not be utilized prior to expiration. Due to the uncertainty of realizing this deferred tax asset, a valuation allowance of $92 thousand was recorded, equal to the amount of the tax benefit of this carryforward at both June 30, 2023 and December 31, 2022. Additionally, the Company determined that certain of the federal and state NOLs may not be utilized prior to their

Table of Contents	Glossary of Defined Terms

expiration. Due to the uncertainty of realizing these deferred tax assets, a valuation allowance of $3.9 million and $5.2 million was recorded at June 30, 2023 and December 31, 2022, respectively. As a result of certain assets and liabilities being classified as held-for-sale, the Company reassessed the period used to recognize temporary differences which resulted in a lower valuation allowance requirement for the current period. In the future, if the Company concludes, based on existence of sufficient evidence, that it should realize more or less of the deferred tax assets, the valuation allowance will be adjusted accordingly in the period such conclusion is made.
The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year and any discrete adjustments. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the TRSs, tax law changes, and future business acquisitions or divestitures. The TRSs’ effective tax rates were (96.6)% and 12.6% for the six months ended June 30, 2023 and 2022, respectively. The negative tax rate for the current period is a result of the tax benefit received from the lower valuation allowance requirement described in the preceding paragraph.
The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Current tax expense
Federal	$2,282	$104,579	$8,432	$210,147
State (net of federal tax expense)	343	52,298	1,269	97,774
Total current tax expense	$2,625	$156,877	$9,701	$307,921
Deferred tax expense (benefit)
Federal	$(803,525)	$13,358	$(803,124)	$72,782
State (net of federal tax expense)	(131,179)	2,851	(143,175)	15,640
Total deferred tax expense (benefit)	$(934,704)	$16,209	$(946,299)	$88,422
Total income tax expense (benefit), net	$(932,079)	$173,086	$(936,598)	$396,343
8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	June 30, 2023	December 31, 2022
Land	$24,303,454	$24,989,784
Crude oil pipelines	186,018,051	185,047,366
Natural gas pipeline	—	105,322,987
Right-of-way agreements	65,159,200	87,206,374
Pipeline related facilities	43,642,440	42,647,865
Tanks	34,389,952	33,092,825
Vehicles, trailers and other equipment	1,811,967	2,684,993
Office equipment and computers	1,301,139	1,569,698
Construction work in progress	13,245,282	10,495,266
Gross property and equipment	$369,871,485	$493,057,158
Less: accumulated depreciation	(30,066,195)	(52,908,191)
Net property and equipment	$339,805,290	$440,148,967
Depreciation expense was $3.2 million and $7.2 million for the three and six months ended June 30, 2023, respectively. Depreciation expense was $4.0 million and $7.9 million for the three and six months ended June 30, 2022, respectively.

Table of Contents	Glossary of Defined Terms

Held-for-sale property and equipment consist of the following:

Property and Equipment
June 30, 2023
Land	686,330
Natural gas pipeline	105,387,405
Right-of-way agreements	22,047,174
Vehicles, trailers and other equipment	876,686
Office equipment and computers	268,559
Construction work in process	20,000
Gross Property and equipment	$129,286,154
Less: accumulated depreciation	(30,077,501)
Net property and equipment	$99,208,653
Depreciation expense was $0 and $785 thousand for the three and six months ended June 30, 2023, respectively.
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
Restructuring Costs
During the first quarter of 2023, the Company approved a restructuring plan associated with changes in management structure and the corresponding reorganization of Crimson management. The Company recognized restructuring expense of $324 thousand and $2.0 million during the three and six months ended June 30, 2023, respectively. These costs are recorded in transportation and distribution and in general and administrative within the Consolidated Statement of Operations. The Company does not anticipate additional restructuring-related costs over the remainder of 2023 related to this plan. As of June 30, 2023, the remaining liability related to these restructuring costs was $815 thousand, which is recorded in accounts payable and other accrued liabilities on the Consolidated Balance Sheets.
Long Term Incentive Awards
On March 15, 2023, the Company awarded $2.1 million in "Cash Units" under the Omnibus Plan (as defined below) 2023 Annual Long Term Incentive Awards. Each Cash Unit represents the right to receive $1 at a future date with such amount not tied to the Company’s operating performance or stock price. The Cash Units vest over three years, with 1/3 vesting on March 15th each year. The expense related to these awards was $198 thousand for both the three and six months ended June 30, 2023.
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
Unsecured Convertible Senior Notes — The fair value of the 5.875% Convertible Notes is estimated using quoted market prices from either active (Level 1) or generally active (Level 2) markets.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	June 30, 2023		December 31, 2022
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
5.875% Convertible Notes	Level 2	$116,652,380	$99,213,942	$116,323,530	$79,093,500
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.
11. DEBT
The following is a summary of the Company's debt facilities and balances as of June 30, 2023 and December 31, 2022:

	Total Commitment or Original Principal	Quarterly Principal Payments(2)		June 30, 2023		December 31, 2022
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Crimson Credit Facility:
Crimson Revolver	$50,000,000	$—	5/3/2024	$41,000,000	9.71%	$35,000,000	8.41%
Crimson Term Loan	80,000,000	2,000,000	5/3/2024	62,000,000	9.70%	66,000,000	8.22%
Crimson Uncommitted Incremental Credit Facility	25,000,000	—	5/3/2024	—	—%	—	—%
5.875% Convertible Notes	120,000,000	—	8/15/2025	118,050,000	5.875%	118,050,000	5.875%
Total Debt				$221,050,000		$219,050,000
Less:
Unamortized deferred financing costs on 5.875% Convertible Notes				$176,951		$218,587
Unamortized discount on 5.875% Convertible Notes				1,220,669		1,507,883
Unamortized deferred financing costs on Crimson Term Loan(1)				403,951		665,547
Total Debt, net of deferred financing costs				$219,248,429		$216,657,983
Debt due within one year				$103,000,000		$10,000,000
(1) Unamortized deferred financing costs related to the Company's revolving credit facilities are included in Deferred Costs in the Assets section of the Consolidated Balance Sheets.
(2) The required quarterly principal payments will increase from $2.0 million to $3.0 million beginning with the payment due September 30, 2023.

Table of Contents	Glossary of Defined Terms

Crimson Credit Facility
The Crimson Credit Facility provides borrowing capacity of up to $155.0 million, consisting of: a $50.0 million revolving credit facility ("Crimson Revolver"), an $80.0 million term loan ("Crimson Term Loan") and an uncommitted incremental credit facility of $25.0 million. On September 14, 2022, the Borrowers completed the first amendment to the Amended and Restated Credit Agreement, which replaced the use of a LIBOR reference rate with the Secured Overnight Financing Rate ("SOFR"). On March 6, 2023, the Company completed the second amendment to the Amended and Restated Credit Agreement, which extended the maturity of the Crimson Credit Facility from its maturity on February 4, 2024 to May 3, 2024 and amended the applicable total leverage ratio in the first two quarters of 2023 from 2.50 to 2.75, as well as increased the required quarterly amortization of the term loan from $2.0 million to $3.0 million beginning in the third quarter of 2023. The Company's total leverage ratio of 2.80 for the second quarter of 2023 violated the 2.75 covenant requirement and the Company utilized an equity cure as allowed by the terms of the Amended and Restated Credit Agreement to remedy the violation. On August 14, 2023, the parties entered into the third amendment to the Amended and Restated Credit Agreement (the "Third Agreement"), which amended the applicable total leverage ratio in the third and fourth quarters of 2023 from 2.50 to 3.75, which is anticipated to prevent any additional covenant violations before the completion of the sale of the MoGas and Omega assets around the end of the calendar year, although no such assurance can be given.
Crimson Credit Facility Contractual Payments
The remaining contractual principal payments as of June 30, 2023 under the Crimson Credit Facility are as follows:

Year	Crimson Term Loan	Crimson Revolver	Total
2023	$6,000,000	$—	$6,000,000
2024	56,000,000	41,000,000	97,000,000
Total Remaining Contractual Payments	$62,000,000	$41,000,000	$103,000,000
Crimson Credit Facility Interest Expense
A summary of the Crimson Credit Facility interest expense and deferred debt cost amortization expense for the three and six months ended June 30, 2023 and 2022 is as follows:

Crimson Credit Facility Interest Expense
	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest Expense	$2,543,140	$1,294,463	$4,953,026	$2,365,141
Deferred Debt Cost Amortization Expense(1)(2)	191,630	247,635	445,198	495,270

Less: Capitalized Interest	206,703	97,476	363,876	167,218
Total Crimson Credit Facility Interest Expense	$2,528,067	$1,444,622	$5,034,348	$2,693,193
(1) Amortization of deferred debt issuance costs is included in interest expense in the Consolidated Statements of Operations.
(2) For the amount of deferred debt cost amortization relating to the convertible notes included in the Consolidated Statements of Operations, refer to the Convertible Notes Interest Expense table below.
Convertible Debt Interest Expense
A summary of the 5.875% Convertible Notes interest expense, discount amortization, and deferred debt issuance amortization expense for the three and six months ended June 30, 2023 and 2022 is as follows:

Convertible Note Interest Expense
	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
5.875% Convertible Notes:
Interest Expense	$1,733,859	$1,733,859	$3,467,718	$3,467,718
Discount Amortization	143,607	143,607	287,214	287,214
Deferred Debt Issuance Amortization	20,818	20,818	41,636	41,636
Total 5.875% Convertible Note Interest Expense	$1,898,284	$1,898,284	$3,796,568	$3,796,568
Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the 5.875% Convertible Notes was approximately 6.4% for each of the three and six months ended June 30, 2023 and 2022.

Table of Contents	Glossary of Defined Terms

Note Payable
During the fourth quarter of 2022, the Company entered into a short-term financing agreement in order to fund Company insurance needs. As of June 30, 2023 and December 31, 2022, the outstanding balance on the note payable was $882 thousand and $3.5 million, respectively. The note bears interest at 5.7% with monthly payments due until September 2023.
12. STOCKHOLDERS' EQUITY
STOCK-BASED COMPENSATION
On May 25, 2022, the Company's stockholders approved the CorEnergy Infrastructure Trust, Inc. Omnibus Equity Incentive Plan (the "Omnibus Plan") (3,000,000 shares of Common Stock authorized) which allows the Company to grant equity awards to its employees, non-employee directors, and consultants in its employ or service (or the employ or service of any parent, subsidiary or affiliate). Incentive compensation programs play a pivotal role in the Company's effort to (i) attract and retain key personnel essential to its long-term growth and financial success, and (ii) align long term interests of recipients with the Company's stockholders. Under the Omnibus Plan, awards may be granted in the form of options, restricted stock, restricted stock units, stock appreciation rights, Common Stock awards, cash-based awards and performance-based awards.
On May 26, 2022, the Company filed a Form S-8 registration statement with the SEC, pursuant to which it registered 3,000,000 shares of Common Stock for issuance under the Omnibus Plan. As of June 30, 2023, the Company had remaining availability of 2,446,080 shares of Common Stock under the plan.
Restricted Stock Units
The Company’s Board of Directors (the "Board") has granted awards of restricted stock units ("RSUs") to certain of the Company’s employees under the Omnibus Plan. The Company did not grant any RSUs during the three and six months ended June 30, 2023. The Company records stock-based compensation expense on a straight-line recognition method over the requisite service period for the entire award. Each RSU represents the right to receive one share of Common Stock at a future date. The RSUs vest over three years, with 1/3 vesting on March 15th each year. These RSUs will be settled within 30 days of vesting, and will accrue dividend equivalents, when and if declared, over the vesting period, which will be paid to the holder in cash or, at the discretion of the Compensation and Corporate Governance Committee of the Board, in the form of additional shares of Common Stock having a fair market value equal to the amount of such dividends upon vesting of the units. Forfeitures will be accounted for when they occur.
The following tables represent the RSU activity for the six months ended June 30, 2023 and 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	674,312	$2.58
Granted	—	—
Vested	(148,219)	2.58
Forfeited	(201,209)	2.58
Outstanding at June 30, 2023	324,884	$2.58
Expected to vest as of June 30, 2023	324,884

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	—	$—
Granted	654,497	2.58
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2022	654,497	$2.58
Expected to vest as of June 30, 2022	654,497
As of June 30, 2023, the estimated remaining unrecognized compensation cost related to stock-based compensation arrangements was $696 thousand. The weighted average period over which this remaining compensation expense is expected to be recognized is 1.7 years.

Table of Contents	Glossary of Defined Terms

The following table presents the Company's stock-based compensation expense:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
General and administrative expense	$83,100	$139,394	$95,330	$139,394
Transportation and distribution expense	19,618	11,965	(2,986)	11,965
Total	$102,718	$151,359	$92,344	$151,359
DIVIDENDS
On February 3, 2023, the Board suspended dividend payments on the Company's Common Stock and Series A Preferred Stock. The Series A Preferred Stock dividends are cumulative and will accrue at their stated rate during any period in which dividends are not paid. Any accrued Series A Preferred Stock dividends must be paid prior to the Company resuming common dividend payments. Based on the suspension of dividend payments to CorEnergy’s public equity holders, the Crimson Class A-1, Class A-2 and Class A-3 Units and CorEnergy’s Class B Common Stock will not receive dividend payments. As of June 30, 2023, the Company had $4.8 million in cumulative unpaid dividends related to its Series A Preferred Stock, which will be paid upon declaration by the Board or upon liquidation of the Company. The preferred return on the Crimson A-1 Units are pari passu to the Series A Preferred Stock dividends. As of June 30, 2023, the Company had $1.6 million in cumulative unpaid distributions related to the Crimson Class A-1 Units.
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

	As of June 30, 2023
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
Upon receipt of CPUC approval for a change of control of Crimson's CPUC-regulated assets ("CPUC Approval"), the parties will enter into a Fourth Amended and Restated LLC Agreement of Crimson (the "Fourth LLC Agreement"), which will, among other things, (i) give the Company control of Crimson and its assets in connection with an anticipated further restructuring of the Company's asset ownership structure, and (ii) provide the Grier Members and management members the right to exchange their entire interest in Crimson for securities of the Company as follows:
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

Table of Contents	Glossary of Defined Terms

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

Units	Distribution Rights of CorEnergy Securities	Liquidation Preference	Annual Distribution per Share
Class A-1 Units	7.375% Series A Cumulative Redeemable Preferred Stock(1)	$25.92	$1.84
Class A-2 Units	Class B Common Stock(2)(3)	N/A	Varies(2)
Class A-3 Units	Class B Common Stock(2) (3)	N/A	Varies(2)
(1) The Series A Preferred Stock will accumulate quarterly dividends and will be paid upon declaration by the Board. The liquidation preference is made up of the $25.00 liquidation preference and the $0.92 unpaid cumulative quarterly dividend for Q1 and Q2 of 2023.

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

(3) (A) For the fiscal quarters of the Company ended June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022, the Common Stock Base Dividend Per Share was $0.05 per share per quarter; (B) for the fiscal quarters of the Company ended June 30, 2022, September 30, 2022, December 31, 2022 and March 31, 2023, the Common Stock Base Dividend Per Share was $0.055 per share per quarter; and (C) for the fiscal quarters of the Company ending June 30, 2023, September 30, 2023, December 31, 2023 and March 30, 2024, the Common Stock Base Dividend Per Share shall equal $0.06 per share per quarter. The Class B Common Stock Dividend is subordinated to Common Stock with respect to dividends.

During each of the three and six months ended June 30, 2023 and 2022, preferred returns of $809 thousand and $1.6 million, respectively, were earned by the Grier Members for the Crimson Class A-1 Units. Therefore, for each quarterly period, there was an allocation of Crimson net income to non-controlling interest in the amount of $809 thousand.

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
The following table sets forth the computation of basic net income (loss) and diluted net income (loss) per share under the two-class method for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2023	June 30, 2022		June 30, 2023	June 30, 2022
Numerator for basic and diluted earnings (loss) per Common Stock and Class B Common Stock share:
Net Income (loss)	$(3,167,350)	$2,170,126		$(6,367,683)	$6,534,883
Less: Net income attributable to non-controlling interests	809,212	809,212		1,618,424	1,618,424
Net income (loss) attributable to CorEnergy Infrastructure Trust, Inc.	$(3,976,562)	$1,360,914		$(7,986,107)	$4,916,459
Less dividends / distributions:
Preferred dividend requirements	$2,388,130	$2,388,130		4,776,260	4,776,260
Common Stock dividends	—	748,031		—	1,492,690
Total undistributed loss	$(6,364,692)	$(1,775,247)		$(12,762,367)	$(1,352,491)

Common Stock undistributed loss - basic	$(6,093,284)	$(1,697,802)		$(12,216,815)	$(1,293,352)
Class B Common Stock undistributed loss - basic	(271,408)	(77,445)		(545,552)	(59,139)
Total undistributed loss - basic	$(6,364,692)	$(1,775,247)		$(12,762,367)	$(1,352,491)

Common Stock undistributed loss - diluted	$(6,364,692)	$(1,775,247)		$(12,762,367)	$(1,352,491)
Class B Common Stock undistributed loss - diluted	(271,408)	(77,445)		(545,552)	(59,139)
Total undistributed loss - diluted	$(6,636,100)	$(1,852,692)		$(13,307,919)	$(1,411,630)

Common Stock dividends	$—	$748,031		$—	$1,492,690
Common Stock undistributed loss - basic	(6,093,284)	(1,697,802)		(12,216,815)	(1,293,352)
Numerator for basic net earnings (loss) per Common Stock share	$(6,093,284)	$(949,771)		$(12,216,815)	$199,338

Class B Common Stock dividends	$—	$—		$—	$—
Class B Common Stock undistributed loss - basic	(271,408)	(77,445)		(545,552)	(59,139)
Numerator for basic net loss per Class B Common Stock share	$(271,408)	$(77,445)		$(545,552)	$(59,139)

Common Stock dividends	$—	$748,031		$—	$1,492,690
Common Stock undistributed loss - diluted	(6,364,692)	(1,775,247)		(12,762,367)	(1,352,491)
Numerator for diluted net earnings (loss) per Common Stock share	$(6,364,692)	$(1,027,216)		$(12,762,367)	$140,199

Class B Common Stock dividends	$—	$—		$—	$—
Class B Common Stock undistributed loss - diluted	(271,408)	(77,445)		(545,552)	(59,139)
Numerator for diluted net loss per Class B Common Stock share	$(271,408)	$(77,445)	-77445	$(545,552)	$(59,139)

Denominator for basic net earnings (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding - basic	15,350,883	14,989,942		15,311,792	14,953,754

Table of Contents	Glossary of Defined Terms

Class B Common Stock weighted average shares outstanding - basic	683,761	683,761	683,761	683,761

Denominator for diluted net earnings (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding - diluted(1)(2)	15,815,840	15,454,899	15,776,749	15,460,047
Class B Common Stock weighted average shares outstanding - diluted(3)	683,761	683,761	683,761	683,761

Basic net earnings (loss) per share:
Common Stock	$(0.40)	$(0.06)	$(0.80)	$0.01
Class B Common Stock	(0.40)	(0.11)	(0.80)	(0.09)

Diluted net earnings (loss) per share:
Common Stock	$(0.40)	$(0.07)	$(0.81)	$0.01
Class B Common Stock	(0.40)	(0.11)	(0.80)	(0.09)
(1) For purposes of the diluted net earnings per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted at a ratio of 1.00 Class B Common Stock share to 0.68 Common Stock share; therefore, 100.00% of undistributed earnings is allocated to Common Stock.

(2) For the three and six months ended June 30, 2023 and 2022, 2,361,000 shares of Common Stock are excluded from the computation of diluted net earnings per share because their effect would be antidilutive. These shares are related to the 5.875% Convertible Notes.

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
The Company noted that Crimson's assets cannot be used to settle CorEnergy's liabilities, with the exception of quarterly distributions if declared by the Crimson Board. The quarterly distributions are used to fund current obligations, projected working capital requirements, debt service payments and dividend payments. Cash distributions to the Company from the borrowers under the Crimson Credit Facility are subject to certain restrictions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability and available free cash flow. Further, the Crimson Credit Facility is secured by assets at both Crimson Midstream Operating, LLC and Corridor MoGas, Inc. For the three and six months ended June 30, 2023, the Company did not receive cash distributions from Crimson. For the three and six

Table of Contents	Glossary of Defined Terms

months ended June 30, 2022, the Company received $2.4 million and $5.4 million, respectively, in cash distributions from Crimson, which were made in compliance with the terms of the Crimson Credit Facility.
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
As of June 30, 2023, the Company was owed $5 thousand from related parties, including CLM, CRE and Delta, which is included in "due from affiliated companies" in the Consolidated Balance Sheets. These balances are primarily related to payroll, employee benefits and other services discussed below. The amounts billed to CLM are cash-settled and the amounts billed to Crescent Midstream Holdings will reduce a prepaid TSA (as defined below) liability on the Company's books until such time as the TSA liability is reduced to zero. As of June 30, 2023, the prepaid TSA liability related to Crescent Midstream Holdings was $156 thousand and recorded in "due to affiliated companies" in the Consolidated Balance Sheets. For the three and six months ended June 30, 2023, Crimson billed costs and services related to TSAs and the Services Agreement (each as defined below) to related parties totaling $110 thousand and $252 thousand, respectively. For the three and six months ended June 30, 2022, Crimson billed costs and services related to TSAs and the Services Agreement to related parties totaling $201 thousand and $684 thousand, respectively.
Total transition services reimbursements for the TSAs discussed below are presented on a net basis in the Consolidated Statements of Operations within transportation and distribution expense and general and administrative expense.
Transition Services Agreements
The subsidiaries of Crescent Midstream Holdings were formerly a part of Crimson prior to the Crimson Transaction and received various business services from Crimson or certain of its subsidiaries. Effective February 4, 2021, Crimson and certain of Crimson's subsidiaries entered into several transition services agreements (collectively, the "Transition Services Agreements" or "TSAs") with Crescent Midstream Holdings to facilitate its transition to operating independently. Each of the TSAs are described in more detail below. Also, effective February 4, 2021, Crimson and certain of its subsidiaries entered into an assignment and assumption agreement (the "Assignment and Assumption Agreement") to assign all of the TSAs to Crimson's direct, wholly owned TRS, Crimson Midstream I Corporation ("Crimson Midstream I"). Crimson and/or certain of its subsidiaries were reimbursed approximately $156 thousand per month for services provided under the TSAs during 2021, for which the billed amount was allocated 50.0% to Crescent Midstream, LLC ("Crescent Midstream"), a wholly owned subsidiary of Crescent Midstream Holdings, and 50.0% to CLM, a 70.0%-owned subsidiary of Crescent Midstream. These TSA agreements ended on February 3, 2022 and Crimson entered into the Services Agreement (as defined below) for some of the business services previously provided, as described below.
Employee TSA - Crimson and Crescent Midstream Holdings entered into a transition services agreement (the "Employee TSA") whereby an indirect, wholly owned subsidiary of Crimson provided payroll, employee benefits and other related employment services to Crescent Midstream Holdings and its subsidiaries. Under the Employee TSA, Crimson's indirect, wholly owned subsidiary made available and assigned to Crescent Midstream Holdings and its subsidiaries certain employees to provide services primarily to Crescent Midstream Holdings and its subsidiaries. While the Employee TSA was in effect, Crescent Midstream Holdings was responsible for the daily supervision of and assignment of work to the employees providing services to Crescent Midstream Holdings and its subsidiaries. Additionally, Crimson's indirect, wholly owned subsidiary, Crimson Midstream Services, entered into an employee sharing agreement with Crimson Midstream I (the "Employee Sharing Agreement") to make available all employees performing services under the Employee TSA to Crimson Midstream I. The Employee Sharing Agreement was effective beginning February 1, 2021. The Employee Sharing Agreement, together with the Assignment and Assumption Agreement described above, effectively bound Crimson Midstream I to the terms of the Employee TSA in the same manner as Crimson's indirect, wholly owned subsidiary. The Employee TSA and the Employee Sharing Agreement ended on February 3, 2022.
Control Center TSA - Crimson Midstream Operating, LLC ("Crimson Midstream Operating"), a wholly owned subsidiary of Crimson, entered into a transition services agreement (the "Control Center TSA") with Crescent Midstream Holdings to provide certain customary control center services and field transition support services necessary to operate a pipeline system. The

Table of Contents	Glossary of Defined Terms

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
In connection with the Company's pending sale of the MoGas and Omega pipeline systems to Spire, Inc., the Company and Spire, Inc. filed notification and report forms under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), with the FTC and the Antitrust Division of the U.S. Department of Justice. On July 3, 2023, the parties each received a request for additional information and documentary materials (the "Second Request") from the FTC in connection with the FTC's review of the transaction. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after the parties have substantially complied with the Second Request, unless such period is extended voluntarily by the parties or terminated sooner by the FTC. Both parties intend to continue to work cooperatively with the FTC in its review. Completion of the transaction remains subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other closing conditions specified in the definitive agreement. The Company currently expects to close the sale of the disposal group around the end of the calendar year subject to receiving FTC approval. There can be no assurance that the Company will complete the sale on this expected timeline or at all.
During July 2023, Crimson entered into agreements to sell 25,000 barrels of PLA volumes. The average selling price was $73.97 per barrel and generated a total of $1.8 million in revenue.
During August 2023, the Company completed the third amendment to the Amended and Restated Credit Agreement, which amended the applicable total leverage ratio in the third and fourth quarters of 2023 from 2.50 to 3.75.

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
Held-For-Sale
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
On May 25, 2023, we announced entry into a definitive agreement to sell the MoGas and Omega pipeline systems to Spire, Inc. for approximately $175.0 million in cash, subject to final working capital adjustments. In connection with the transaction, the parties filed notification and report forms under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), with the U.S. Federal Trade Commission ("FTC") and the Antitrust Division of the U.S. Department of Justice. On July 3, 2023, the parties each received a request for additional information and documentary materials (the "Second Request") from the FTC in connection with the FTC's review of the transaction. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after the parties have substantially complied with the Second Request, unless such period is extended voluntarily by the parties or terminated sooner by the FTC. Both parties intend to continue to work cooperatively with the FTC in its review. Completion of the transaction remains subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other closing conditions specified in the definitive agreement. The Company currently expects to close around the end of the calendar year subject to receiving FTC approval. There can be no assurance that the Company will complete the sale on this expected timeline or at all. We expect that the sale will generate sufficient net proceeds to repay our Crimson Credit Facility in full. We also expect that the remaining proceeds, combined with a new credit facility and operating cash flow, will enable us to retire a material percentage of our outstanding 5.875% Convertible Notes prior to maturity. The carrying value of the MoGas and Omega systems is included in "assets held-for-sale" and "liabilities held-for-sale" on the Consolidated Balance Sheet as of June 30, 2023.
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

Table of Contents	Glossary of Defined Terms

Tariff Rate Cases
We have pending applications with the CPUC to raise tariffs on our San Pablo Bay, Southern California and KLM pipelines by 36%, 35% and 117%, respectively. All applications are being protested by at least one shipper. As a result, the full increases are currently not effective. However, in accordance with CPUC rules, we increased tariffs by 10% on the San Pablo, Southern California and KLM pipelines on March 1, 2023, August 1, 2022 and September 1, 2022, respectively. These increases are subject to refund if the CPUC determines that they were not justified. We anticipate implementing an additional 10% tariff increases on our Southern California and San Pablo pipelines in August 2023 and March 2024, respectively, if the current rate cases are not resolved before those times. For the six months ended June 30, 2023, average throughput volumes on the San Pablo, Southern California and KLM pipelines were 74,936 bpd, 48,606 bpd and 12,049 bpd, respectively. During the six months ended June 30, 2023, average rates per barrel of throughput on the San Pablo, Southern California and KLM pipelines were $1.71, $1.42, and $1.81, respectively. There can be no assurances as to the ultimate outcome of these pending tariff rate cases.
On July 1, 2023, Crimson submitted an application to the CPUC to increase tariffs on the Southern California pipeline by 10%. In accordance with CPUC rules, Crimson increased tariffs by 10% on the Southern California pipeline on August 1, 2023. This increase is subject to refund if the CPUC determines that it was not justified.
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
California Market Update
Oil volumes transported on our pipelines in 2022 were unusual compared to historical patterns due to factors beyond our control, resulting in revenue swings from quarter to quarter. These conditions included a sudden and significant drop in volumes on our San Pablo Bay pipeline due to the decision of certain customers to use a competitor pipeline to move their production to refineries not serviced by us. These volumes then returned when the competitor pipeline shut down for unplanned maintenance. During the first quarter of 2023, the volumes again reverted away from our San Pablo Bay pipeline when the competitor pipeline returned to service. These lower volumes continued in the second quarter of 2023 and are included in our forecasts for the remainder of 2023, as well as in our applications with the CPUC to raise tariffs on our San Pablo Bay, Southern California and KLM pipelines.
Another suspension of Kern County’s ability to issue oil and gas drilling permits was granted by a California Court of Appeals on January 26, 2023, due to continued challenges to the county's Environmental Impact Report. Although hearings are expected in the second half of 2023, there is currently no known timeline for resolution of the latest stay, which may result in decreased oil production and could accelerate the decline in volumes on our KLM and San Pablo Bay pipelines.
On June 21, 2023, Phillips 66 reaffirmed its plans to convert its 140,000 bpd San Francisco refinery in Rodeo, California to renewable transportation fuels, with operations expected to commence in the first quarter of 2024. Upon project completion, the refinery will no longer process crude oil, a significant portion of which is currently sourced via a dedicated Phillips 66 pipeline system from the San Joaquin Valley, which is the same source of volumes for the Company's pipelines. Following the conversion, crude oil consumed by Phillips 66 from the San Joaquin Valley will need to be transported elsewhere, which could provide growth in volumes delivered on Crimson pipelines.

Table of Contents	Glossary of Defined Terms

The pipeline rupture off the coast of California in October 2021 has been repaired and the pipeline was restarted in April 2023, which provided incremental volume increases to the Company’s Southern California system during the second quarter of 2023. The pipeline is not owned by the Company nor does the Company own or operate any affected offshore platforms or pipelines.
BASIS OF PRESENTATION
The unaudited consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of June 30, 2023, and its direct and indirect wholly owned subsidiaries and consolidated VIEs for which CorEnergy is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation, and our net earnings have been reduced by the portion of net earnings attributable to non-controlling interests, when applicable.
RESULTS OF OPERATIONS
As permitted by SEC rules, we present a sequential quarterly analysis of the Company's performance because we believe that comparing current quarter results to those of the immediately preceding fiscal quarter is more useful in identifying current business trends and provides a more relevant analysis of our business results than comparing to the same period in the prior year. Accordingly, we have compared our results of operations for the three months ended June 30, 2023 to our results of operations for the three months ended March 31, 2023, as applicable, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following data should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in Part I, Item 1 of this Report. All information in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for balance sheet data as of December 31, 2022, is unaudited.

Table of Contents	Glossary of Defined Terms

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Revenue
Transportation and distribution	$28,540,632	$29,239,115	$57,779,747	$58,264,628
Pipeline loss allowance subsequent sales	7,009,996	—	7,009,996	5,806,199
Lease and other	103,352	103,057	206,409	322,960
Expenses
Transportation and distribution	$17,787,024	$17,481,063	$35,268,087	$28,209,520
Pipeline loss allowance subsequent sales cost of revenue	7,050,776	—	7,050,776	4,631,636
General and administrative	7,447,410	6,771,582	14,218,992	10,419,228
Depreciation and amortization	3,237,526	4,031,627	7,269,153	7,968,981
Total Expenses	$35,522,736	$28,284,272	$63,807,008	$51,229,365
Operating Income	$131,244	$1,057,900	$1,189,144	$13,164,422

Other Income (expense)
Interest expense	$(4,426,351)	$(4,404,565)	$(8,830,916)	$(6,489,761)
Other income	195,678	141,813	337,491	256,565
Income tax benefit (expense), net	932,079	4,519	936,598	(396,343)
Net Income (Loss)	$(3,167,350)	$(3,200,333)	$(6,367,683)	$6,534,883

Other Financial Data (1)
Adjusted EBITDA	$5,848,769	$7,399,248	$13,248,017	$22,039,985
Adjusted Net Income (Loss)	(985,747)	(1,022,051)	(2,007,798)	7,033,541
Cash Available for Distribution	(7,702,815)	(6,194,046)	(13,896,861)	2,232,420

Capital Expenditures:
Maintenance Capital	$2,099,717	$2,222,948	$4,322,665	$2,917,983
Expansion Capital	584,006	702,727	1,286,733	682,914
Volume:
Average quarterly volume (bpd) - Crude oil	156,078	150,738	153,423	167,459
(1) Refer to the "Non-GAAP Financial Measures" section within this Item 2 for additional details.
Three Months Ended June 30, 2023 Compared to the Three Months Ended March 31, 2023
Revenue.
Transportation and distribution. Transportation and distribution revenue decreased by $698 thousand during the three months ended June 30, 2023 as compared to the three months ended March 31, 2023 due to higher crude oil transportation volume, offset by lower average transportation rates. Crude oil transportation volumes for the three months ended June 30, 2023 were 156,078 bpd as compared to 150,738 bpd for the prior quarter, which contributed $937 thousand to the change. The increase in crude oil transportation volume was primarily due to increased volumes on the Cardinal and SoCal pipelines, with lower volumes on the SPB and KLM pipelines. The first quarter 2023 SPB and KLM volumes benefited from third-party operational issues, which altered the sourcing patterns of the refineries served by the Company beginning in the second quarter of 2022 and lasting through January of 2023, at which point the third-party operational issues were alleviated and volumes decreased. The Company's weighted average transportation rate decreased from $1.52 for three months ended March 31, 2023 to $1.47 for the three months ended June 30, 2023 due to increased volumes being transported on the Cardinal pipeline, which is a lower tariff system, and lower volumes on the SPB pipeline, which is a higher tariff system. The decrease in weighted average transportation rates contributed $600 thousand to the decrease. Additionally, earned PLA decreased $998 thousand for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023, primarily due to lower commodity prices. MoGas and Omega transportation and distribution revenue relies on fixed-payment contracts with our customers and did not materially change during the referenced periods.
Pipeline loss allowance subsequent sales. Pipeline loss allowance subsequent sales, which represents the revenue on sale of crude oil inventory, increased by $7.0 million during the three months ended June 30, 2023 as compared to the three months ended March 31, 2023, due to no PLA sales during the three months ended March 31, 2023. The Company sold 91,000 bbls of PLA during the second quarter of 2023 at a realized price of $77 per bbl.

Table of Contents	Glossary of Defined Terms

Expenses.
Transportation and distribution. Transportation and distribution expenses increased by $306 thousand during the three months ended June 30, 2023 as compared to the three months ended March 31, 2023. The increase was primarily due to higher asset maintenance costs of $1.2 million and higher outside services costs of $818 thousand, partially offset by lower labor and benefit costs of $425 thousand, lower utility costs of $1.3 million and lower right-of-way costs of $200 thousand. The transportation and distribution expenses for the three months ended March 31, 2023 and June 30, 2023 include $834 thousand and $287 thousand, respectively, in restructuring costs that the Company does not expect to recur in future periods.
Pipeline loss allowance subsequent sales cost of revenue. Pipeline loss allowance subsequent sales cost of revenue increased by $7.1 million during the three months ended June 30, 2023 as compared to the three months ended March 31, 2023, due to no PLA sales occurring during the three months ended March 31, 2023 compared to 91,000 bbls of sold PLA during the three months ended June 30, 2023 at a cost of $77 per bbl.
General and administrative. General and administrative expenses increased by $676 thousand during the three months ended June 30, 2023 as compared to the three months ended March 31, 2023.
Employee-related costs for the three months ended June 30, 2023 decreased by $458 thousand compared to the three months ended March 31, 2023, primarily due to lower general and administrative costs associated with Crimson, which were lower in part due to the reorganization of Crimson management during the first quarter of 2023. The employee-related costs for the three months ended March 31, 2023 and June 30, 2023 include $850 thousand and $37 thousand, respectively, in restructuring costs that the Company does not expect to recur in future periods.
Professional services costs for the three months ended June 30, 2023 increased by $1.0 million compared to the three months ended March 31, 2023, primarily due to higher costs associated with legal services, the MoGas and Omega asset sale and costs associated with the Company's ongoing change of control application.
Other general costs for the three months ended June 30, 2023 increased by $130 thousand due to increases in various cost categories, including office expenses, lease costs and asset acquisition expenses.
Interest expense. Interest expense increased by $22 thousand during the three months ended June 30, 2023 as compared to the three months ended March 31, 2023, primarily due to higher interest rates.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Revenue.
Transportation and distribution. Transportation and distribution revenue decreased $485 thousand during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to lower crude oil transportation volume, higher average transportation rates and lower earned PLA. Crude oil transportation volumes for the six months ended June 30, 2023 were 153,423 bpd as compared to 167,459 bpd for the six months ended June 30, 2022, which contributed $3.8 million to the decrease. The decrease in crude oil transportation volume was primarily due to third-party operational issues that were alleviated during the first quarter of 2023. Those third-party operational issues altered the sourcing patterns of the refineries served by the Company beginning in the second quarter of 2022 and lasting through January of 2023. The weighted average transportation rate increased from $1.34 to $1.49 due to the impact of rate increases on all pipelines and weighting of volumes transported on higher tariff pipelines. The increase in weighted average transportation rates offset the decrease in revenue by $4.6 million. Additionally, earned PLA decreased $902 thousand for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to lower commodity prices. MoGas and Omega transportation and distribution revenues rely on fixed-payment contracts with our customers and did not materially change during the referenced periods.
Pipeline loss allowance subsequent sales. Pipeline loss allowance subsequent sales, which represents the revenue on sale of crude oil inventory, increased $1.2 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 due to an increase in PLA sales volumes, offset by lower realized sales prices. Sales volumes for the six months ended June 30, 2023, were 91,000 bbls compared to 57,000 bbls for the six months ended June 30, 2022, which contributed $2.6 million positively to the change. Additionally, sales prices for the six months ended June 30, 2023 were $77 per bbl, compared to $102 per bbl during the six months ended June 30, 2022, which contributed $1.4 million negatively to the change.
Expenses.
Transportation and Distribution. Transportation and distribution expense increased $7.1 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was primarily due to higher restructuring costs of $1.1 million, higher asset maintenance expense of $1.3 million, higher utilities costs of $1.0 million, higher regulatory

Table of Contents	Glossary of Defined Terms

compliance and non-recurring pipeline release costs of $1.5 million, higher outside service costs of $625 thousand, higher inventory cost adjustments of $568 thousand and higher right-of-way costs of $233 thousand, partially offset by lower property taxes of $487 thousand.
Pipeline loss allowance subsequent sales cost of revenue. Pipeline loss allowance subsequent sales cost of revenue increased $2.4 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 due to an increase in PLA sales volumes, offset by lower cost of inventory. Sales volumes for the six months ended June 30, 2023 were 91,000 bbls compared to 57,000 bbls for the six months ended June 30, 2022, which contributed $2.6 million in higher costs to the change. Additionally, the cost of inventory for the six months ended June 30, 2023 was $77 per bbl compared to $81 per bbl during the six months ended June 30, 2022, which contributed $215 thousand in lower costs to the change.
General and Administrative. General and administrative expenses increased $3.8 million during the six months ended June 30, 2023 as compared the six months ended June 30, 2022.
Employee-related costs for the six months ended June 30, 2023 increased $1.2 million compared to the six months ended June 30, 2022, primarily due to higher management restructuring costs of $887 thousand, higher contract labor costs of $308 thousand and $300 thousand in certain shared service expense reimbursements that were received by Crimson in 2022 but did not recur in 2023.
Professional services costs for the six months ended June 30, 2023 increased $2.1 million from the prior-year period, primarily due to higher costs associated with legal services, the MoGas and Omega asset sale and costs associated with the Company's ongoing change of control application.
Other expenses for the six months ended June 30, 2023 increased $500 thousand from the prior-year period. The increase in other expenses is due to various cost categories, including office expenses, lease costs, employee training and education costs and certain shared office expense reimbursements that were received by Crimson in 2022 but did not recur in 2023.
Interest Expense. Interest expense increased $2.3 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to higher interest rates.
NON-GAAP FINANCIAL MEASURES
We use certain financial measures in this Report that are not recognized under GAAP. The non-GAAP financial measures used in this Report include Adjusted Net Income (Loss), CAD, and Adjusted EBITDA. These supplemental measures are used by our management team and are presented herein because we believe they help investors understand our business, performance and ability to earn and distribute cash to our stockholders, provide for debt repayments, provide for future capital expenditures and provide for repurchases or redemptions of our preferred stock.
We offer these measures to assist the users of our financial statements in assessing our operating performance under GAAP, but these measures are non-GAAP measures and should not be considered measures of liquidity, alternatives to net income (loss) or indicators of any other performance measure determined in accordance with GAAP. Our method of calculating these measures may be different from methods used by other companies and, accordingly, may not be comparable to similar measures as calculated by other companies. Investors should not rely on these measures as a substitute for any GAAP measure, including net income (loss), and cash flows from operating activities or revenues. Management compensates for the limitations of Adjusted Net Income (Loss), CAD, and Adjusted EBITDA as analytical tools by reviewing the comparable GAAP measures, understanding the differences between non-GAAP measures compared to (as applicable) operating income, net income (loss) and net cash provided by (used in) operating activities, and incorporating this knowledge into its decision-making processes. We believe that investors benefit from having access to the same financial measures that our management considers in evaluating our operating results.
Adjusted Net Loss and Cash Available for Distribution
We believe Adjusted Net Income (Loss) is an important performance measure of our profitability as compared to other midstream infrastructure owners and operators. Our presentation of Adjusted Net Income (Loss) for the current year periods represents net loss adjusted for gain on sale of equipment, transaction-related costs and restructuring costs. During the comparable periods of the prior year, our presentation of Adjusted Net Income (Loss) included adjustments for gain on sale of equipment and transaction-related costs. Adjusted Net Income (Loss) presented by other companies may not be comparable to our presentation, since each company may define these terms differently.
Management considers CAD an important metric for assessing capital discipline, cost efficiency and balance sheet strength. Although CAD is the metric used to assess our ability to make distributions, this measure should not be viewed as indicative of the actual amount of cash available for distributions or planned for distributions for a given period. Instead, CAD should be

Table of Contents	Glossary of Defined Terms

considered indicative of the amount of cash available for distributions after mandatory debt repayments and other general corporate purposes. Our presentation of CAD represents Adjusted Net Income (Loss) adjusted for depreciation and amortization, amortization of debt issuance costs, stock-based compensation, and deferred tax expense (benefit) less transaction-related costs, restructuring costs, maintenance capital expenditures, preferred dividend requirements and mandatory debt amortization.
Adjusted Net Income (Loss) and CAD should not be considered measures of liquidity and should not be considered alternatives to operating income, net income (loss), cash flows from operations or other indicators of performance determined in accordance with GAAP. The following tables present a reconciliation of Net Loss, as reported in the Consolidated Statements of Operations, to Adjusted Net Income (Loss) and CAD:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Net Income (Loss)	$(3,167,350)	$(3,200,333)	$(6,367,683)	$6,534,883
Add:
Transaction costs	1,857,826	495,579	2,353,405	521,336
Restructuring costs	323,777	1,683,777	2,007,554	—
Less:
Gain on the sale of equipment	—	1,074	1,074	22,678
Adjusted Net Income (Loss), excluding special items	$(985,747)	$(1,022,051)	$(2,007,798)	$7,033,541
Add:
Depreciation and amortization	3,237,526	4,031,627	7,269,153	7,968,981
Amortization of debt issuance costs	356,054	417,993	774,047	824,120
Stock-based compensation	102,718	(10,374)	92,344	151,359
Deferred tax expense (benefit)	(934,704)	(11,595)	(946,299)	88,422
Less:
Transaction costs	1,857,826	495,579	2,353,405	521,336
Restructuring costs	323,777	1,683,777	2,007,554	—
Maintenance capital expenditures	2,099,717	2,222,948	4,322,665	2,917,983
Preferred dividend requirements - Series A	2,388,130	2,388,130	4,776,260	4,776,260
Preferred dividend requirements - Non-controlling interest	809,212	809,212	1,618,424	1,618,424
Mandatory debt amortization	2,000,000	2,000,000	4,000,000	4,000,000
Cash Available for Distribution (CAD)	$(7,702,815)	$(6,194,046)	$(13,896,861)	$2,232,420

Table of Contents	Glossary of Defined Terms

The following tables reconcile net cash provided by (used in) operating activities, as reported in the Consolidated Statements of Cash Flow to CAD:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Net cash provided by (used in) operating activities	$5,735,036	$(3,107,631)	$2,627,405	$19,359,139
Changes in working capital	(6,140,792)	4,333,875	(1,806,917)	(3,814,052)
Maintenance capital expenditures	(2,099,717)	(2,222,948)	(4,322,665)	(2,917,983)
Preferred dividend requirements	(2,388,130)	(2,388,130)	(4,776,260)	(4,776,260)
Preferred dividend requirements - non-controlling interest	(809,212)	(809,212)	(1,618,424)	(1,618,424)
Mandatory debt amortization included in financing activities	(2,000,000)	(2,000,000)	(4,000,000)	(4,000,000)
Cash Available for Distribution (CAD)	$(7,702,815)	$(6,194,046)	$(13,896,861)	$2,232,420

Other Special Items:
Transaction costs	$1,857,826	$495,579	$2,353,405	$521,336
Restructuring costs	323,777	1,683,777	2,007,554	—

Other Cash Flow Information:
Net cash used in investing activities	$(4,409,007)	$(3,490,021)	$(7,899,028)	$(1,913,240)
Net cash provided by (used in) financing activities	(331,528)	112,169	(219,359)	(12,654,805)
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
Our presentation of Adjusted EBITDA for the current-year periods represents net loss adjusted for items such as gain on the sale of equipment, transaction costs, restructuring costs, depreciation and amortization, stock-based compensation, income tax benefit and interest expense. During the comparable period of the prior year, our presentation of Adjusted EBITDA included adjustments for gain on the sale of equipment, transaction costs, depreciation and amortization, stock-based compensation, income tax expense, and interest expense. Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Adjusted EBITDA should not be considered as a measure of liquidity and should not be considered as an alternative to operating income, net income or other indicators of performance determined in accordance with GAAP. The following tables present a reconciliation of Net Income (Loss), as reported in the Consolidated Statements of Operations, to Adjusted EBITDA:

Table of Contents	Glossary of Defined Terms

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Net Loss	$(3,167,350)	$(3,200,333)	$(6,367,683)	$6,534,883
Add:
Transaction costs	1,857,826	495,579	2,353,405	521,336
Restructuring costs	323,777	1,683,777	2,007,554	—
Depreciation and amortization	3,237,526	4,031,627	7,269,153	7,968,981
Stock-based compensation	102,718	(10,374)	92,344	151,359
Income tax expense (benefit), net	(932,079)	(4,519)	(936,598)	396,343
Interest expense, net	4,426,351	4,404,565	8,830,916	6,489,761
Less:
Gain on the sale of equipment	—	1,074	1,074	22,678
Adjusted EBITDA	$5,848,769	$7,399,248	$13,248,017	$22,039,985
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
During February 2023, the Board suspended dividends on all securities. Accordingly, the Crimson Class A-2 and Class A-3 Units will not be eligible for dividends. Dividends will accumulate in the amount of $0.4609375 quarterly, per depositary share, for our Series A Preferred Stock and the Crimson Class A-1 Units.

Table of Contents	Glossary of Defined Terms

As of June 30, 2023, each of these securities are convertible as follows: the Crimson Class A-1 Units are convertible into depositary shares representing the Company's Series A Preferred Stock and the Crimson Class A-2 and Class A-3 Units are convertible into the Company's Class B Common Stock. However, prior to conversion, the Crimson Class A-1, Class A-2 and Class A-3 Units receive distributions as if they were the corresponding Company securities. For a description of the dividend rights, redemption rights, voting rights, and exchange and conversion rights of the Crimson Class A-1, Class A-2, and Class A-3 Units, please refer to Part IV, Item 15, Note 16 ("Stockholders' Equity") included in our 2022 Annual Report.
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
To the extent conversion does not occur pursuant to the above, then the Class B Common Stock will convert to Common Stock on February 4, 2024 at a ratio equal to the quotient obtained by dividing (i) (A) the quotient of the then-applicable last twelve months CAD (a non-GAAP financial measure) divided by the product of (x) 1.25 and (y) four times (4x) the then-applicable Common Stock Base Dividend per share, less (B) the number of then-outstanding shares of Common Stock; by (ii) the number of then-outstanding shares of Class B Common Stock; provided, however, that the ratio shall not be less than 0.6800 shares of Common Stock per share of Class B Common Stock or greater than 1.000 shares of Common Stock per share of Class B Common Stock. As of June 30, 2023, the Company expects the conversion rate to be 0.6800 shares of Common Stock per share of Class B Common Stock.
Dividend Declarations
On February 3, 2023, our Board of Directors suspended dividend payments on our Common Stock and Series A Preferred Stock. Our Series A Preferred Stock will accrue dividends during any period in which dividends are not paid. Any accrued

Table of Contents	Glossary of Defined Terms

Series A Preferred Stock dividends must be paid prior to the Company resuming common dividend payments. Based on the suspension of dividend payments to CorEnergy’s public equity holders, the Crimson A-2 and A-3 Units and CorEnergy’s Class B Common Stock will not receive dividends. During the first two quarters of 2023, we accumulated $0.4609375 per depositary share, quarterly, for our Series A Preferred Stock, which will be paid upon declaration by the Board. As of June 30, 2023, the Company had accumulated $4.8 million in unpaid dividends.
Class A-1 Units Distribution
On February 3, 2023, the Company's Board of Directors suspended dividend payments on the Series A Preferred Stock. The preferred return on the Crimson A-1 Units are pari passu to the Series A Preferred Stock preferred return. As of June 30, 2023, the Company had $1.6 million in cumulative unpaid distributions related to the Crimson A-1 Units.

	Common Dividends	Preferred Dividends	Crimson Class A-1 Dividends
2023
Second Quarter	$—	$—	$—
First Quarter	—	—	—

2022
Fourth Quarter	$0.05	$0.4609375	$0.4609375
Third Quarter	0.05	0.4609375	0.4609375
Second Quarter	0.05	0.4609375	0.4609375
First Quarter	0.05	0.4609375	0.4609375
Crimson Class A-2 Units and Class A-3 Units Distribution
During 2022 and through the second quarter of 2023, the Board did not declare a dividend on the Class B Common Stock. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors resulted in no distribution to the holders of Crimson's Class A-2 Units or Class A-3 Units.
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

Crimson Midstream Holdings Average Crude Oil Volume for Quarter Ended (bpd):	San Pablo Bay	KLM	Southern California	Cardinal	Total (bpd):
March 31, 2022	87,815	11,594	48,341	27,966	175,716
June 30, 2022	72,185	12,674	47,185	27,158	159,202
September 30, 2022	96,464	18,658	45,711	3,915	164,748
December 31, 2022	97,130	21,604	45,212	817	164,763
March 31, 2023	76,800	13,234	46,554	14,150	150,738
June 30, 2023	73,091	10,876	50,636	21,475	156,078
The MoGas and Omega Pipeline Systems generally have stable revenues throughout the year and will complete necessary pipeline maintenance during the "non-heating" season, or quarters two and three. Therefore, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At June 30, 2023, we had liquidity of $21.3 million, comprised of cash of $12.3 million plus revolver availability of $9.0 million. We use cash flows generated from MoGas and Omega operations and cash flows generated from our interest in

Table of Contents	Glossary of Defined Terms

Crimson's operations that are distributed to us to fund current obligations, projected working capital requirements, debt service payments and dividend payments. Distributions from MoGas, Omega and Crimson are subject to certain limitations as discussed under the "Crimson Credit Facility" below. The Company does not expect those restrictions to affect the ability of the Company to meet its cash obligations. Based on Management's current forecasts, and assuming a successful sale of the MoGas and Omega pipeline assets on our expected timeline, we expect that future operating cash flows, together with current liquidity and proceeds from asset dispositions, will be sufficient to meet our ongoing working capital, operating requirements and debt service for at least the next 12 months. If the MoGas and Omega sale does not occur in early 2024, the operating cash flow may not be sufficient to service our debt instruments in 2024. If the Company is unable to extend the maturity date of the Crimson Credit Facility, or to repay or refinance it by May 3, 2024, the Company's ability to meet its obligations would be adversely affected. On February 6, 2023, the Company announced a suspension of dividends to further enhance liquidity to address near-term debt maturities and continue its focus on reducing total leverage.
During the first quarter of 2023, the Company retained an advisor to lead a process for the sale of its MoGas and Omega pipeline assets. On May 25, 2023, we announced entry into a definitive agreement to sell the MoGas and Omega pipeline systems to Spire, Inc. for approximately $175.0 million in cash, subject to final working capital adjustments. Completion of the transaction remains subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other closing conditions specified in the definitive agreement. Although we currently expect to complete the sale around the end of the calendar year, there can be no assurance that we will complete the sale on this expected timeline or at all. We expect that the sale will generate sufficient net proceeds to repay our Crimson Credit Facility in full. We also expect that the remaining proceeds, combined with a new credit facility and operating cash flow, will enable us to retire a material percentage of our outstanding 5.875% Convertible Notes prior to maturity.
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
Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Six Months Ended
	June 30, 2023	June 30, 2022
	(Unaudited)
Net cash provided by (used in):
Operating activities	$2,627,405	$19,359,139
Investing activities	(7,899,028)	(1,913,240)
Financing activities	(219,359)	(12,654,805)
Net change in cash and cash equivalents	$(5,490,982)	$4,791,094
Cash Flows from Operating Activities
Net cash flows provided by operating activities for the six months ended June 30, 2023 were primarily attributable to $6.4 million in net loss, offset by (i) $1.8 million in working capital changes and (ii) $7.3 million in depreciation and amortization.
Net cash provided by operating activities for the six months ended June 30, 2022 were primarily attributable to (i) $6.5 million in net income, (ii) $3.8 million in working capital changes and (iii) $8.0 million in depreciation and amortization.

Table of Contents	Glossary of Defined Terms

Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 was primarily attributable to the $8.0 million of cash utilized to acquire property and equipment.
Net cash used by investing activities for the six months ended June 30, 2022 was primarily attributable to (i) $4.1 million of cash utilized to acquire property and equipment, offset by (ii) $2.1 million in proceeds from reimbursable projects and $87 thousand of cash received on the note receivable.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023 was primarily attributable to advances on the Crimson Revolver of $7.0 million, offset by (i) payments on the revolver of $1.0 million, (ii) principal payments of $4.0 million on the Crimson Term Loan and (iii) payments on financing arrangements of $2.2 million.
Net cash used in financing activities for the six months ended June 30, 2022 was primarily attributable to (i) $1.5 million of common dividends paid, partially offset by $403 thousand of reinvestment of dividends paid to common stockholders, (ii) $4.8 million of preferred stock dividends paid, (iii) $1.6 million of distributions paid to non-controlling interests, (iv) $4.0 million advances on the Crimson Revolver, offset by $4.0 million of payments on the Crimson Revolver, and (v) $4.0 million of principal payments on the Crimson secured credit facility.
Cumulative Unpaid Dividends
As a result of the existing cumulative unpaid dividends on our Series A Preferred Stock of $4.8 million and the Crimson A-1 Units of $1.6 million, we are currently not eligible to register the offer and sale of securities on a Form S-3 registration statement or utilize our existing Form S-3 registration statements for any such offer or sale. This creates additional limitations on our ability to raise capital in the capital markets, potentially increasing our costs of raising capital in the future. We have been focused on improving operational efficiency and driving stable and increasing cash flows from operations, including by undertaking the sale of assets and completing a thorough review of our business and capital structure and evaluating a wide range of opportunities to further strengthen our balance sheet and financial flexibility.
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

Crimson may incur substantial amounts of capital expenditures in certain periods in connection with large maintenance projects. In 2023, Crimson expects to incur asset maintenance expenses in a range of $9.0 million to $10.0 million and maintenance capital expenditures in a range of $11.5 million to $12.5 million.

	Maintenance Expenditures
Three Months Ended	Expense	Capital
March 31, 2022	$744,509	$1,442,550
June 30, 2022	1,443,368	1,475,433
September 30, 2022	1,860,100	1,180,794
December 31, 2022	2,541,223	3,184,699
March 31, 2023	1,138,957	2,222,948
June 30, 2023	2,364,554	2,099,717
Material Cash Requirements
The following table summarizes our material cash requirements and other obligations as of June 30, 2023:

	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Crimson Term Loan(1)	$62,000,000	$62,000,000	$—	$—	$—
Interest payments on Crimson Term Loan(2)		5,387,183	—	—	—
Crimson Revolver(1)	41,000,000	41,000,000	—	—	—
Interest payments on Crimson Revolver(2)		3,503,744	—	—	—
5.875% Convertible Notes(1)	118,050,000	—	118,050,000	—	—
Interest payments on 5.875% Convertible Notes(1)		6,935,438	10,403,156	—	—
Leases (3)(4)		688,179	1,839,922	1,905,000	4,990,929
Notes payable(5)		1,785,998	936,250	—	—
Series A Preferred Stock dividend requirements(6)		—	—	—	—
Distributions on Crimson Class A-1 Units(7)		—	—	—	—
Totals		$121,300,542	$131,229,328	$1,905,000	$4,990,929
(1) See Part I, Item 1, Note 11 ("Debt").
(2) Forecasted interest rate between 8% - 11%, See Part I, Item 1 Note 11 ("Debt").
(3) See Part I, Item 1, Note 5 ("Leases").
(4) During 2022, Crimson entered into a new lease which commenced upon possession of the property during Q2 2023. No lease payments are due for the first year.
(5) Notes payable is included in Accounts Payable and other accrued liabilities on the Consolidated Balance Sheet.
(6) During the first quarter of 2023, the Company suspended dividend payments on the Series A Preferred Stock, which will accrue dividends annually at $1.84375 per share. Any accumulated Series A Preferred Stock dividends must be paid prior to the Company resuming common dividend payments. As of June 30, 2023, the accumulated $4.8 million in unpaid dividends has not been included in this table as we cannot reasonably determine when or if we will reinstate those dividend payments.
(7) Based on the suspension of dividend payments on the Company's Series A Preferred Stock, the Crimson Class A-1 Units will not receive dividends. As of June 30, 2023, the Grier Members have an unpaid distribution of $1.6 million that has not been included in this table as we cannot reasonably determine when or if we will declare dividends on the Company's Series A Preferred Stock, such that the Crimson Class A-1 units may be eligible for dividends again.
Impact of Inflation and Rising Interest Rates
We have experienced significant increases in interest rates and the cost of energy, transportation, and distribution. The Company's effective interest rate on the Crimson Credit facility was approximately 4.9% for the six months ended June 30, 2022 as compared to approximately 9.5% for the six months ended June 30, 2023, and we expect the effective interest rate on the Crimson Credit Facility to range between 8.0% and 11.0% during for the remainder of 2023. These inflationary trends, including increasing interest rates, have and may continue to have a material adverse impact on our business, financial condition and results of operations.

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
During the six months ended June 30, 2023, we spent $4.3 million on maintenance capital expenditures and we spent $1.3 million for our expansion capital projects.
The Company believes its existing cash and cash equivalents, together with cash generated from operations and asset dispositions, will be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned capital expenditures, and comply with minimum liquidity and financial covenant requirements under its debt covenants for at least the next 12 months. We expect to finance our long-term liquidity requirements with borrowings under our credit facilities discussed below, proceeds from the MoGas and Omega sale as well as debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions, as well as our compliance with debt covenants in our credit facilities. If we borrow the maximum amount available under our credit facilities, there can be no assurance that we will be able to obtain additional or substitute financing.
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
Outstanding balances under the facility are guaranteed by the Guarantors pursuant to the Amended and Restated Guaranty Agreement and secured by all assets of the Borrowers and Guarantors (including the equity in such parties), other than any assets regulated by the CPUC and other customarily excluded assets, pursuant to an Amended and Restated Pledge Agreement and an Amended and Restated Security Agreement. On March 6, 2023, the parties entered into the second amendment to the Amended and Restated Credit Agreement (the "Second Agreement"), which extended the maturity of the Crimson Credit Facility from February 4, 2024 to May 3, 2024 and amended the applicable total leverage ratio in the first two quarters of 2023 from 2.50 to 2.75. Additionally, the required quarterly amortization of the term loan was increased from $2.0 million to $3.0 million beginning in the third quarter of 2023. Pursuant to the Second Agreement, under certain circumstances, the stock and assets of the Company's Omega Gas Pipeline, LLC and Omega Gas Marketing subsidiaries must be pledged as collateral. Also, under certain circumstances, the proceeds from specified asset sales must be used to repay the term loan and revolving credit facility after which the borrowing availability under the revolving credit facility will be reduced to $30.0 million. Additionally, no distributions may be made from the co-borrowers to their parent until the proceeds of specified asset sales have been used to repay the loans and other financial conditions have been met. The Company's total leverage ratio of 2.80 for the second quarter of 2023 violated the 2.75 covenant requirement and the Company utilized an equity cure as allowed by the original terms of the Amended and Restated Credit Agreement to remedy the violation. On August 14, 2023, the parties entered into the third amendment to the Amended and Restated Credit Agreement (the "Third Agreement"), which amended the

Table of Contents	Glossary of Defined Terms

applicable total leverage ratio in the third and fourth quarters of 2023 from 2.50 to 3.75, which is anticipated to prevent any additional covenant violations before the completion of the sale of the MoGas and Omega assets around the end of the calendar year, although no such assurance can be given. Cash distributions to us from the Borrowers and co-borrowers are subject to certain restrictions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability and available free cash flow. The Borrowers and their restricted subsidiaries and co-borrowers are also subject to certain additional affirmative and restrictive covenants customary for credit transactions of this type. The Crimson Credit Facility contains default and cross-default provisions (with applicable customary grace or cure periods) customary for transactions of this type. Upon the occurrence of an event of default, payment of all amounts outstanding under the Crimson Credit Facility may become immediately due and payable at the election of the Required Lenders (as defined in the Crimson Credit Facility).
The loans under the Crimson Credit Facility are scheduled to mature on May 3, 2024. The Crimson Term Loan requires quarterly payments of $2.0 million in arrears on the last business day of March, June, September and December, commencing on June 30, 2021 and increasing to $3.0 million per quarter beginning September 30, 2023. Subject to certain conditions, all loans made under the Credit Agreement shall, at the option of the Borrowers, bear interest at either (a) Adjusted SOFR plus a spread of 325 to 450 basis points, or (b) a rate equal to the highest of (i) the prime rate established by the Administrative Agent, (ii) the federal funds rate plus 0.5%, or (iii) the one-month Adjusted SOFR rate plus 1.0%, plus a spread of 225 to 350 basis points. The applicable spread for each interest rate is based on the Total Leverage Ratio (as defined in the Crimson Credit Facility). As of June 30, 2023, the applicable interest rate for the Crimson Term Loan was 9.70%.
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
Refer to Part IV, Item 15, Note 14 ("Debt") included in our 2022 Annual Report and Part I, Item 1, Note 11 ("Debt") included in this Report for additional information concerning the 5.875% Convertible Notes. We were in compliance with all financial and other covenants under the Indenture governing the 5.875% Convertible Notes at June 30, 2023.
Shelf Registration Statements
On October 30, 2018, we registered 1,000,000 shares of Common Stock for issuance under our dividend reinvestment plan ("DRIP") pursuant to a separate shelf registration statement filed with the SEC. As of June 30, 2023, we had issued 386,379 shares of Common Stock under our DRIP pursuant to the shelf resulting in remaining availability of approximately 613,621 shares of Common Stock.
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

Table of Contents	Glossary of Defined Terms

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
Liquidity and Capitalization
Our principal investing activities are acquiring and financing assets within the U.S. energy infrastructure sector. These investing activities have often been financed from the proceeds of our public equity and debt offerings, as well as our credit facilities mentioned above. We have also expanded our business development efforts to include other REIT-qualifying revenue sources. Continued growth of our asset portfolio will depend in part on our continued ability to access funds through additional borrowings and securities offerings. The availability and terms of any such financing will depend upon market and other conditions, as well as our compliance with debt covenants in our credit facilities. Assuming we complete the MoGas and Omega sale on our expected timeline, we currently believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due and that we will be able to fund our planned investments, as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us. Additionally, our liquidity and capitalization may be impacted by the optional redemption of the Series A Preferred Stock. The depositary shares are currently eligible to be redeemed, at our option, in whole or in part, at the $25.00 liquidation preference plus all accrued and unpaid dividends to, but not including, the date of redemption.
The following is our liquidity and capitalization as of June 30, 2023 and December 31, 2022:

Liquidity and Capitalization
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$12,339,500	$17,830,482
Revolver availability	$9,000,000	$15,000,000

Revolving credit facility	$41,000,000	$35,000,000
Long-term debt (including current maturities)(1)	178,248,429	181,657,983
Stockholders' equity:
Series A Cumulative Redeemable Preferred Stock 7.375%, $0.001 par value(2)	129,525,675	129,525,675
Common Stock, non-convertible, $0.001 par value	15,351	15,254
Class B Common Stock, $0.001 par value	684	684
Additional paid-in capital	327,074,755	327,016,573
Retained deficit	(341,821,204)	(333,785,097)
Non-controlling interest	118,511,852	116,893,428
Total CorEnergy Equity	$233,307,113	$239,666,517
Total CorEnergy Capitalization	$452,555,542	$456,324,500
(1) Long-term debt is presented net of discount and deferred financing costs.
(2) Excludes $4.8 million of cumulative unpaid dividends related to the Series A Preferred Stock. The table also excludes $1.6 million of cumulative unpaid dividends related to the Crimson A-1 Units.
The above table does not give effect to the conversion of the non-controlling interest, representing the Crimson Class A-1, Class A-2, and Class A-3 Units, into our securities. Such conversion is subject to CPUC approval and will be elective by the holder(s) of the non-controlling interest.

Table of Contents	Glossary of Defined Terms

Prospective Capitalization Table
		Adjustments	Prospective for Non-Controlling Interest Reorganization and Class B Conversion
	June 30, 2023 Actual(1)	Non-Controlling Interest Reorganization and Class B Conversion(2)(3)
Cash and Cash Equivalents	$12,339,500	$—	$12,339,500

Debt
Revolving Credit Facility	$41,000,000	$—	$41,000,000
Long-Term Debt (including current maturities)(4)	178,248,429	—	178,248,429
Total Debt	$219,248,429	$—	$219,248,429

Stockholders' Equity
Preferred Stock
Series A Preferred Stock	$129,525,675	$39,325,330	$168,851,005
Total	$129,525,675	$39,325,330	$168,851,005

Common Stock	$15,351	$8,089	$23,440
Class B Common Stock	684	(684)	—
Additional Paid-In Capital	327,074,755	71,457,379	398,532,134
Retained Deficit	(341,821,204)	7,721,738	(334,099,466)
Total Equity to Common Shareholders	$(14,730,414)	$79,186,522	$64,456,108
Non-controlling interest(4)	118,511,852	(118,511,852)	—
Total Equity	$233,307,113	$—	$233,307,113

Total Capitalization	$452,555,542	$—	$452,555,542

Shares Outstanding
Common Stock	15,350,883	8,089,321	23,440,204
Class B Common Stock	683,761	(683,761)	—
Total Shares Outstanding	16,034,644	7,405,560	23,440,204

Book Value of Outstanding Shares	$(0.92)		$2.75
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. Debt used to finance our acquisitions may be based on floating or fixed rates. As of June 30, 2023, we had debt with an outstanding balance of $180.1 million, excluding the Crimson Revolver, comprised of $62.0 million associated with the Crimson Term Loan and $118.1 million associated with the 5.875% Convertible Notes. Current maturities under the Crimson Credit Facility amount to $103 million related to the Crimson Term Loan and Crimson Revolver. As of June 30, 2023, we had $41.0 million in borrowings under our Crimson Revolver.
Borrowings under the Crimson Credit Facility are variable-rate based on either (a) SOFR pricing spread or (b) a rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the one-month Adjusted SOFR rate plus 1.0%, plus a pricing spread. The applicable spread for each interest rate is redetermined quarterly based on the Total Leverage Ratio (as defined in the Crimson Credit Facility). Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. A 100 basis point increase or decrease in current SOFR rates would have resulted in a current interest rate of 10.70% or 8.70%, respectively, for the Crimson Credit Facility. Under the Crimson Credit Facility, a 100 basis point increase or decrease in the current SOFR rate would have resulted in an approximately $503 thousand increase or decrease in interest expense for the six months ended June 30, 2023.
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
Certain of Crimson's transportation agreements and tariffs for crude oil shipments also include a PLA, as discussed above. As is common in the pipeline transportation industry, Crimson earns a very small percentage of the crude oil transported, deemed earned PLA inventory, which it can then sell. The realized PLA volume earned and available for sale is net of differences in measurement and actual volumes gained or lost. This allowance revenue is subject to more volatility than transportation revenue, as it is directly dependent on Crimson's measurement capability and commodity prices. As a result, the income Crimson realizes under its loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. As of June 30, 2023, Crimson did not have any open hedging agreements to mitigate its exposure to decreases in commodity prices through its loss allowances; however, it has previously entered into such agreements and may do so in the future.
We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because the material weakness discussed below under “Previously Reported Material Weakness” that existed as of December 31, 2022 had not been remediated by the end of the period covered by this Report. This material weakness in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below. Notwithstanding the identified material weakness, management believes that the unaudited consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.
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
ITEM 1A. RISK FACTORS
Part I, Item 1A, "Risk Factors" in our 2022 Annual Report sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended June 30, 2023. There have been no material changes to the risk factors contained in our 2022 Annual Report.
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
We did not sell any securities during the quarter ended June 30, 2023 that were not registered under the Securities Act of 1933.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
The information set forth under the heading "Dividends" in Item 2 of Part I of this Report is incorporated by reference into this Item 3.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

On August 14, 2023 the Company entered into the third amendment to the Crimson Credit Facility. The amendment increases our permitted leverage ratio to 3.75 to 1.00 and reduce our permitted debt coverage ratio to 1.25 to 1.00 for the fiscal quarters ending September 30, 2023 through December 31, 2023. The amendment also provides that the termination of the agreement to sell MoGas and Omega to Spire Midstream LLC is an event of default.

Table of Contents	Glossary of Defined Terms

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

4.1
Membership Interest Purchase Agreement by and between CorEnergy Infrastructure Trust, Inc., as Seller and Spire Midstream LLC, as Purchaser, Dated as of May 24, 2023 (incorporated by reference to the Registrants Form 8-K, filed May 25, 2023).

10.1*
Third Amendment to Amended and Restated Credit Agreement dated August 14, 2023, among Crimson Midstream Operating, LLC, Corridor MoGas, Inc., Omega Gas Marketing, LLC, and Omega Pipeline Company, LLC, as Borrowers, The Guarantors and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Bank and the lenders party thereto.

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
101**
The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
August 14, 2023

By:	/s/ David J. Schulte
David J. Schulte
Chairman and Chief Executive Officer
(Principal Executive Officer)
August 14, 2023