Form 10-Q
period 2023-09-30
CorEnergy Infrastructure Trust, Inc.
filed 2023-11-07
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐   No  ☒
As of November 2, 2023, the registrant had 15,353,833 shares of Common Stock outstanding and 683,761 shares of Class B Common Stock outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023
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
The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023 or for any other interim or annual period. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2022.

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
Internalization: CorEnergy's acquisition of its former external manager, Corridor InfraTrust Management, LLC, which closed July 6, 2021.
IRS: Internal Revenue Service.
LIBOR: the London Interbank Offered Rate, a benchmark rate replaced by SOFR.
MoGas: MoGas Pipeline LLC, an indirect wholly owned subsidiary of CorEnergy.
MoGas Pipeline System: an approximately 263-mile interstate natural gas pipeline system located in and around St. Louis and extending into central Missouri, which is owned and operated by MoGas.
NYSE: New York Stock Exchange.
Omega: Omega Pipeline Company, LLC, a wholly owned subsidiary of Mowood, LLC, which is a wholly owned subsidiary of CorEnergy.
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
REIT: Real Estate Investment Trust.
RSU: Restricted Stock Unit.
SEC: Securities and Exchange Commission.
Securities Act: the Securities Act of 1933, as amended.
Series A Preferred Stock: the Company's 7.375% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share, which is represented by depositary shares, each representing 1/100th of a whole share of Series A Preferred Stock.
SOFR: the Secured Overnight Financing Rate, a benchmark interest rate for dollar-denominated loans that replaced LIBOR. It reflects the pricing of overnight loans that are secured by U.S. Treasury securities.
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
•our ability to meet the NYSE continued listing standards, the failure of which would result in our Common Stock being delisted thereby constituting a "fundamental change" under the Indenture governing our 5.875% Convertible Notes and requiring us to repurchase all of our outstanding 5.875% Convertible Notes at a price equal to the principal amount of such notes, plus any accrued and unpaid interest;
•our ability to repurchase our outstanding 5.875% Convertible Notes upon a "fundamental change" under the Indenture governing the notes, the failure of which would constitute a default under the Indenture;
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

Table of Contents	Glossary of Defined Terms

•risks associated with the age of Crimson's assets, which were constructed over many decades, and which may increase future inspection, maintenance or repair costs, or result in downtime that could have a material adverse effect on our business and results of operations;
•the loss of any member of our management team;
•our ability to refinance amounts outstanding under our credit facilities and our 5.875% Convertible Notes at or prior to maturity on terms favorable to us or at all;
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
Forward-looking statements speak only as of the date on which they are made. Except as otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A, "Risk Factors" in CorEnergy's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023, as supplemented by Item 1A - "Risk Factors" in this Report.

Table of Contents	Glossary of Defined Terms

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
Assets	(Unaudited)
Property and equipment, net of accumulated depreciation of $33,417,433 and $52,908,191, respectively (Crimson VIE*: $342,285,452, and $340,205,058, respectively)	$342,291,489	$440,148,967
Leased property, net of accumulated depreciation of $— and $299,463, respectively	—	1,226,565
Financing notes and related accrued interest receivable, net of reserve of $50,000 and $600,000, respectively	659,432	858,079
Cash and cash equivalents (Crimson VIE: $2,185,021 and $1,874,319, respectively)	3,048,354	17,830,482
Accounts and other receivables (Crimson VIE: $11,958,653 and $10,343,769, respectively)	11,961,369	14,164,525
Due from affiliated companies (Crimson VIE: $6,250 and $167,743, respectively)	6,250	167,743
Deferred costs, net of accumulated amortization of $964,971 and $726,619, respectively	177,376	415,727
Inventory (Crimson VIE: $1,938,569 and $5,804,776, respectively)	1,938,569	5,950,051
Prepaid expenses and other assets (Crimson VIE: $5,647,976 and $3,414,372, respectively)	6,374,432	9,478,146
Operating right-of-use assets (Crimson VIE: $5,879,124 and $4,452,210, respectively)	6,010,439	4,722,361
Deferred tax asset, net (Crimson VIE: $148,742 and $—, respectively)	148,742	—
Assets held-for-sale	110,306,421	—
Total Assets	$482,922,873	$494,962,646
Liabilities and Equity
Secured credit facilities, net of deferred financing costs of $283,965 and $665,547, respectively	$103,716,035	$100,334,453
Unsecured convertible senior notes, net of discount and debt issuance costs of $1,233,197 and $1,726,470, respectively	116,816,803	116,323,530
Accounts payable and other accrued liabilities (Crimson VIE: $16,480,857 and $16,889,980, respectively)	19,276,291	26,316,216
Income tax payable (Crimson VIE: $— and $85,437, respectively)	10,965	174,849
Due to affiliated companies (Crimson VIE: $137,525 and $209,750, respectively)	137,525	209,750
Operating lease liability (Crimson VIE: $6,069,038 and $4,454,196, respectively)	6,200,354	4,696,410
Deferred tax liability, net	—	1,292,300
Unearned revenue (Crimson VIE: $498,721 and $203,725, respectively)	498,721	5,948,621
Liabilities held-for-sale	7,160,793	—
Total Liabilities	$253,817,487	$255,296,129
Commitments and Contingencies (Note 9)
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $136,690,065 liquidation preference at September 30, 2023 and $129,525,675 liquidation preference at December 31, 2022 ($2,500 per share, $0.001 par value); 69,367,000 authorized; 51,810 issued and outstanding at September 30, 2023 and December 31, 2022	$129,525,675	$129,525,675
Common stock, non-convertible, $0.001 par value; 15,353,833 and 15,253,958 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively (100,000,000 shares authorized)	15,354	15,254
Class B Common Stock, $0.001 par value; 683,761 shares issued and outstanding at September 30, 2023 and December 31, 2022 (11,896,100 shares authorized)	684	684
Additional paid-in capital	327,183,361	327,016,573
Retained deficit	(346,940,752)	(333,785,097)
Total CorEnergy Equity	109,784,322	122,773,089
Non-controlling interest	119,321,064	116,893,428
Total Equity	229,105,386	239,666,517
Total Liabilities and Equity	$482,922,873	$494,962,646
*Variable Interest Entity ("VIE") (Note 14)
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue
Transportation and distribution	$28,862,539	$31,273,493	$86,642,286	$89,538,121
Pipeline loss allowance subsequent sales	4,077,113	1,477,251	11,087,109	7,283,450
Lease and other revenue	105,035	210,942	311,444	533,902
Total Revenue	33,044,687	32,961,686	98,040,839	97,355,473
Expenses
Transportation and distribution	18,921,495	17,647,673	54,189,582	45,857,193
Pipeline loss allowance subsequent sales cost of revenue	3,806,678	1,385,028	10,857,454	6,016,664
General and administrative	6,601,866	5,743,342	20,820,858	16,162,570
Depreciation and amortization	3,351,238	4,028,800	10,620,391	11,997,781
Loss on impairment of goodwill	—	16,210,020	—	16,210,020
Total Expenses	32,681,277	45,014,863	96,488,285	96,244,228
Operating Income (Loss)	$363,410	$(12,053,177)	$1,552,554	$1,111,245
Other Income (expense)
Other income (expense)	$(11,586)	$76,050	$325,905	$332,615
Interest expense	(4,499,316)	(3,483,208)	(13,330,232)	(9,972,969)
Total Other Expense	(4,510,902)	(3,407,158)	(13,004,327)	(9,640,354)
Loss before income taxes	(4,147,492)	(15,460,335)	(11,451,773)	(8,529,109)
Taxes
Current tax expense	2,436	35,187	12,137	343,108
Deferred tax expense (benefit)	160,408	6,182	(785,891)	94,604
Income tax expense (benefit), net	162,844	41,369	(773,754)	437,712
Net Loss	$(4,310,336)	$(15,501,704)	$(10,678,019)	$(8,966,821)
Less: Net income attributable to non-controlling interest	809,212	809,212	2,427,636	2,427,636
Net Loss attributable to CorEnergy Infrastructure Trust, Inc.	$(5,119,548)	$(16,310,916)	$(13,105,655)	$(11,394,457)
Preferred dividend requirements	2,388,130	2,388,130	7,164,390	7,164,390
Net Loss attributable to Common Stockholders	$(7,507,678)	$(18,699,046)	$(20,270,045)	$(18,558,847)

Common Stock
Weighted average shares outstanding - basic	15,353,513	15,089,708	15,325,852	14,999,570
Basic net loss per share	$(0.47)	$(1.18)	$(1.27)	$(1.18)

Weighted average shares outstanding - diluted	15,818,470	15,554,665	15,790,809	15,464,527
Diluted net loss per share	$(0.47)	$(1.20)	$(1.28)	$(1.20)

Class B Common Stock
Weighted average shares outstanding - basic and diluted	683,761	683,761	683,761	683,761
Basic and diluted net loss per share	$(0.47)	$(1.23)	$(1.27)	$(1.33)

Dividends declared per common share	$—	$0.050	$—	$0.150
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Preferred Stock	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2023 (Unaudited)	$129,525,675	15,350,883	$15,351	683,761	$684	$327,074,755	$(341,821,204)	$118,511,852	$233,307,113
Net (loss) income	—	—	—	—	—	—	(5,119,548)	809,212	(4,310,336)
Shares issued on RSU vesting, net of shares withheld for taxes	—	2,950	3	—	—	(2,263)	—	—	(2,260)
Stock-based compensation, net of forfeitures	—	—	—	—	—	110,869	—	—	110,869
Balance at September 30, 2023 (Unaudited)	$129,525,675	15,353,833	$15,354	683,761	$684	$327,183,361	$(346,940,752)	$119,321,064	$229,105,386

	Preferred Stock	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest
	Amount	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2022	$129,525,675	15,253,958	$15,254	683,761	$684	$327,016,573	$(333,785,097)	$116,893,428	$239,666,517
Cumulative effect adjustment for the adoption of ASC 326, Financial Instruments -- Credit Losses	—	—	—	—	—	—	(50,000)	—	(50,000)
Net (loss) income	—	—	—	—	—	—	(13,105,655)	2,427,636	(10,678,019)
Shares issued on RSU vesting, net of shares withheld for taxes	—	99,875	100	—	—	(60,044)	—	—	(59,944)
Stock-based compensation, net of forfeitures	—	—	—	—	—	203,213	—	—	203,213
Common stock, accrued dividend equivalent forfeiture	—	—	—	—	—	23,619	—	—	23,619
Balance at September 30, 2023 (Unaudited)	$129,525,675	15,353,833	$15,354	683,761	$684	$327,183,361	$(346,940,752)	$119,321,064	$229,105,386
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

	Preferred Stock	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2022 (Unaudited)	$129,525,675	15,060,857	$15,060	683,761	$684	$332,588,181	$(316,112,121)	$116,816,116	$262,833,595
Net (loss) income	—	—	—	—	—	—	(16,310,916)	809,212	(15,501,704)
Series A preferred stock dividends	—	—	—	—	—	(2,388,130)	—	—	(2,388,130)
Common Stock dividends	—	—	—	—	—	(753,043)	—	—	(753,043)
Reinvestment of dividends paid to common stockholders	—	84,606	85	—	—	197,895	—	—	197,980
Common Stock, accrued dividend equivalent	—	—	—	—	—	(34,145)	—	—	(34,145)
Crimson cash distribution on Class A-1 Units	—	—	—	—	—	—	—	(809,212)	(809,212)
Stock-based compensation	—	31,448	32	—	—	185,291	—	47,701	233,024
Balance at September 30, 2022 (Unaudited)	$129,525,675	15,176,911	$15,177	683,761	$684	$329,796,049	$(332,423,037)	$116,863,817	$243,778,365

	Preferred Stock	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	$129,525,675	14,893,184	$14,893	683,761	$684	$338,302,735	$(321,028,580)	$116,816,116	$263,631,523
Net (loss) income	—	—	—	—	—	—	(11,394,457)	2,427,636	(8,966,821)
Series A preferred stock dividends	—	—	—	—	—	(7,164,390)	—	—	(7,164,390)
Common Stock dividends	—	—	—	—	—	(2,245,733)	—	—	(2,245,733)
Reinvestment of dividends paid to common stockholders	—	221,362	221	—	—	600,963	—	—	601,184
Common Stock, accrued dividend equivalent	—	—	—	—	—	(34,145)	—	—	(34,145)
Crimson cash distribution on A-1 Units	—	—	—	—	—	—	—	(2,427,636)	(2,427,636)
Stock-based compensation	—	62,365	63	—	—	336,619	—	47,701	384,383
Balance at September 30, 2022 (Unaudited)	$129,525,675	15,176,911	$15,177	683,761	$684	$329,796,049	$(332,423,037)	$116,863,817	$243,778,365
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Operating Activities
Net loss	$(10,678,019)	$(8,966,821)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax	(785,891)	94,604
Depreciation and amortization	10,620,391	11,997,781
Amortization of debt issuance costs	1,113,206	1,236,178
Loss on impairment of goodwill	—	16,210,020
Gain on sale of equipment	(1,074)	(39,678)
Stock-based compensation	203,213	384,383
Changes in assets and liabilities:
Accounts and other receivables	36,804	2,715,207
Inventory	3,865,532	(2,050,514)
Prepaid expenses and other assets	3,248,836	1,782,460
Due from affiliated companies, net	89,268	209,943
Accounts payable and other accrued liabilities	(1,515,953)	3,029,625
Income tax payable	(163,884)	344,630
Unearned revenue	(390,533)	151,295
Other changes, net	188,116	(100,855)
Net cash provided by operating activities	$5,830,012	$26,998,258
Investing Activities
Purchases of property and equipment	(13,458,018)	(7,759,603)
Proceeds from reimbursable projects	971,770	2,385,858
Other changes, net	(882,956)	186,992
Net cash used in investing activities	$(13,369,204)	$(5,186,753)
Financing Activities
Dividends paid on Series A preferred stock	—	(7,164,390)
Dividends paid on Common Stock	—	(1,644,549)
Distributions to non-controlling interest	—	(2,427,636)
Advances on the Crimson Revolver	11,000,000	9,000,000
Payments on the Crimson Revolver	(1,000,000)	(4,000,000)
Principal payments on the Crimson Term Loan	(7,000,000)	(6,000,000)
Dividends paid on Vested RSUs	(16,111)	—
Taxes paid for RSU withholdings	(68,722)	—
Proceeds from financing arrangement	—	1,520,517
Payments on financing arrangement	(3,525,995)	(1,987,382)
Payment on note payable	(437,500)	—
Net cash used in financing activities	$(1,048,328)	$(12,703,440)
Net change in Cash and Cash Equivalents	(8,587,520)	9,108,065
Cash and Cash Equivalents at beginning of period	17,830,482	11,540,576
Cash and Cash Equivalents at end of period(1)	$9,242,962	$20,648,641

Table of Contents	Glossary of Defined Terms

	For the Nine Months Ended
	September 30, 2023	September 30, 2022

Supplemental Disclosure of Cash Flow Information
Interest paid	$13,274,159	$8,802,697
Income taxes paid (net of refunds)	191,000	(12,055)

Non-Cash Investing Activities
Purchases of property, plant and equipment in accounts payable and other accrued liabilities	$2,122,319	$2,249,585

Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$—	$601,184
Dividend equivalents accrued on RSUs	—	34,145
Assets acquired under financing arrangement	—	307,312
(1) Cash and Cash Equivalents at the end of the nine months ended September 30, 2023 include $6.2 million held-for-sale. The Consolidated Statement of Cash Flows reflects assets and liabilities classified as held-for-sale that are presented in the Held-for-Sale Balance Sheet in Note 3. ("Held-for-Sale"). See Note 3. ("Held-for-Sale") for further information.

See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2023
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
Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other interim or annual period. Amounts as of December 31, 2022 have been derived from the audited consolidated financial statements as of that date but do not include all of the information and footnotes required by GAAP for complete financial statements and, as a result, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in CorEnergy's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023.
Going Concern
Subsidiaries of the Company and Crimson Midstream Holdings, LLC, a consolidated VIE of the Company ("Crimson"), are co-borrowers under the Amended and Restated Credit Agreement, dated as February 4, 2021, which provides for borrowing capacity of up to $155.0 million (the "Crimson Credit Facility"). The Crimson Credit Facility is scheduled to mature on May 3,

Table of Contents	Glossary of Defined Terms

2024, which is within twelve months of the date of issuance of these financial statements for the period ended September 30, 2023.
On May 25, 2023, the Company announced entry into a definitive agreement to sell the MoGas and Omega pipeline systems to Spire, Inc. for approximately $175.0 million in cash, subject to final working capital adjustments. The transaction is currently expected to close around the end of the calendar year, pending U.S. Federal Trade Commission ("FTC") review and subject to customary closing conditions. The Company is required to use the proceeds from such sale to repay the Crimson Credit Facility in full.
If the MoGas and Omega sale does not occur in early 2024, the Company's operating cash flows may not be sufficient to service our debt instruments or comply with the covenants contained therein in 2024. If the Company is unable to extend the maturity date of the Crimson Credit Facility, or to repay or refinance it by May 3, 2024, or meet the covenants contained therein until such repayment or refinancing, the Company's ability to meet its obligations would be adversely affected. Failure to extend the maturity date or repay the debt prior to its contractual maturity or a default under the applicable debt agreements could result in the potential foreclosure on the collateral securing such debt.
In addition, on September 12, 2023, the Company received a notice (the “Notice”) from the NYSE that it is not in compliance with the NYSE continued listing standards relating to a minimum share price requirement because the average closing price of the Company's common stock was less than $1.00 per share over a consecutive 30 trading-day period. The Company has six months following receipt of the Notice to regain compliance with the minimum share price requirement. The Company intends to regain compliance with the requirement. However, if the Company is unable to maintain the NYSE listing or obtain an alternative listing on another exchange as required under the Indenture governing the 5.875% Convertible Notes, the Company's failure to do so will constitute a "fundamental change" under the Indenture, in which case, the Company must make an offer to repurchase all of the outstanding 5.875% Convertible Notes at a price equal to the principal amount of such notes, plus any accrued and unpaid interest. The Company projects that it will not have sufficient cash on hand or available liquidity to repurchase all of the outstanding 5.875% Convertible Notes in the event that it is required to do so. The Company's failure to make or complete the repurchase offer would result in a default under the Indenture.
The foregoing events and conditions raise substantial doubt about the Company's ability to continue as a going concern. However, the Company’s management believes it is probable the sale of MoGas and Omega will be successful and enable the Company to fully retire the Crimson Credit Facility before its contractual maturity and allow the Company to sufficiently service debt instruments and comply with the covenants contained therein during 2024, although no assurance can be given that the Company will be able to do so. Additionally, the Company believes it is probable that the sale of MoGas and Omega and other available options will allow the Company to regain compliance with the NYSE minimum listing standard and avoid delisting before March 12, 2024 and the requirement to make an offer to repurchase the outstanding 5.875% Convertible Notes as described above, although no assurance can be given that the Company will be able to do so. As a result, the Company has concluded that management's plans are probable of being achieved to alleviate substantial doubt of the Company's ability to continue as a going concern.
The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
MoGas and Omega
During March 2023, the Company determined that the MoGas and Omega pipeline assets have met the criteria of "held-for- sale" accounting, as specified by FASB's ASC 360, "Property, Plant and Equipment." The carrying value of the assets and liabilities of this component is less than the fair value less costs to sell. Therefore, amounts are presented at carrying value within the Company's Consolidated Balance Sheet. Refer to Note 3 ("Held-For-Sale") for further discussion.
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
Trade receivables - Accounts receivable from the transportation and distribution of crude oil and natural gas are generally settled with counterparties within 60 days of the service month. The Company has a high historical rate of collectability of

Table of Contents	Glossary of Defined Terms

greater than 99% of total revenue and, as such, has adopted an impairment model based on an evaluation of its aging schedule. As of September 30, 2023 the Company's calculated allowance for doubtful accounts was immaterial.
Financing note receivable - Refer to Note 6 ("Financing Notes Receivable") for further discussion.
The Company utilized the modified retrospective approach for implementation and recorded a $50 thousand cumulative-effect adjustment to beginning retained earnings as of January 1, 2023.
3. HELD-FOR-SALE
MoGas Pipeline and Omega Pipeline Systems
As of September 30, 2023, the Company's MoGas and Omega pipeline systems were classified as assets and liabilities held-for-sale. The Company is disposing of these assets to address upcoming debt maturities on the Crimson Credit Facility and to reduce outstanding debt associated with the Company's 5.875% Unsecured Convertible Senior Notes due 2025.
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
The pre-tax profit from the disposal group held for sale is summarized in the table below for each period the statement of operations is presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Pre-tax profit(1)	$1,150,591	$(616,079)	$3,000,379	$3,601,156
Allocated interest related to the sale to repay the Crimson Credit Facility	2,601,032	1,584,924	7,635,380	4,278,117
(1) The Company is contractually obligated to use the proceeds from the anticipated sale to repay the Crimson Credit Facility. As such, the aforementioned pre-tax profit includes allocated interest related to the sale and repayment of the Crimson Credit Facility.
Held-for-Sale Balance Sheet

September 30, 2023
Assets	(Unaudited)
Property and equipment, net of accumulated depreciation of $30,077,502	$99,237,947
Leased property, net of accumulated depreciation of $309,778	1,216,249
Cash and cash equivalents (1)	6,194,608
Accounts and other receivables	2,579,532
Inventory	145,950
Prepaid expenses and other assets	868,585
Operating right-of-use assets	63,550
Total Assets	$110,306,421
Liabilities
Accounts payable and other accrued liabilities	1,410,475
Operating lease liability	35,800
Deferred tax liability, net(2)	655,151
Unearned revenue	5,059,367
Total Liabilities	$7,160,793
(1) The Company has elected to disclose 100% of the disposal group cash and cash equivalent balance as held for sale, however, the Company only expects a minimal amount of cash necessary for day-to-day operations will ultimately be transferred in the sale.

(2) The deferred tax liability is recorded within certain parent entities that are not part of the disposal group, however, because the liability was generated from the operations of the disposal group, the Company has included it within liabilities held-for-sale on the Consolidated Balance Sheet.

Table of Contents	Glossary of Defined Terms

4. TRANSPORTATION AND DISTRIBUTION REVENUE
The Company's contracts related to transportation and distribution revenue are primarily comprised of a mix of crude oil, natural gas supply and natural gas transportation and distribution performance obligations, as well as limited performance obligations related to system maintenance and improvement.
Crude Oil and Natural Gas Transportation and Distribution
Under the Company's (i) crude oil and natural gas transportation, (ii) natural gas supply and (iii) natural gas distribution performance obligations, the customer simultaneously receives and consumes the benefit of the services as the commodity is delivered. Therefore, the transaction price is allocated proportionally over the series of identical performance obligations with each contract, and the Company satisfies performance obligations over time as transportation and distribution services are performed. The transaction price is calculated based on (i) CPUC and Federal Energy Regulatory Commission ("FERC") regulated rates or negotiated rates in the case of transportation agreements, (ii) index price, plus a contractual markup in the case of natural gas supply agreements (considered variable due to fluctuations in the index) and (iii) contracted amounts (with annual Consumer Price Index escalators) in the case of the Company's distribution agreement.
The Company's crude oil transportation revenue also includes amounts earned for pipeline loss allowance ("PLA"), which represents the estimated realizable value of the earned loss allowance volumes received by the Company as applicable under the tariff or contract. As is common in the pipeline transportation industry, as crude oil is transported, the Company earns a small percentage of the crude oil volume transported to offset any measurement uncertainty or actual volumes lost in transit. The Company will settle the PLA with its shippers either in-kind or in cash. PLA received by the Company typically exceeds actual pipeline losses in transit and typically results in a benefit to the Company.
When PLA is paid-in-kind, the barrels are valued at current market price less standard deductions, recorded as inventory and recognized as non-cash consideration revenue, concurrent with related transportation services. PLA paid in cash is treated in the same way as in-kind, but no inventory is created. In accordance with ASC 606, "Revenue from Contracts with Customers" ("ASC 606") when control of the PLA volumes has been transferred to the purchaser, the Company records this non-cash consideration as revenue at the contractual sales price within PLA revenue and PLA cost of revenues.
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
The table below summarizes the Company's contract liability balance related to its transportation and distribution revenue contracts:

	Contract Liability(1)
	September 30, 2023	December 31, 2022
Beginning Balance January 1	$5,927,873	$5,339,364
Unrecognized Performance Obligations	294,997	1,175,824
Recognized Performance Obligations	(664,782)	(587,315)
Ending Balance (2)	$5,558,088	$5,927,873
(1) As of September 30, 2023, the contract liability balance is included in unearned revenue (Crimson portion) and liabilities held-for-sale (MoGas and Omega portion) in the Consolidated Balance Sheets. As of December 31, 2022, the contract liability balance was included in unearned revenue in the Consolidated Balance Sheets.

(2) As of September 30, 2023, the contract liability balance for MoGas and Omega was $5.1 million and is recorded in liabilities held-for-sale on the Consolidated Balance Sheets.
The Company's contract asset balances were immaterial as of both September 30, 2023 and December 31, 2022. The Company also recognized deferred contract costs related to incremental costs to obtain a transportation performance obligation contract, which are amortized on a straight-line basis over the remaining term of the contract. As of September 30, 2023, the remaining

Table of Contents	Glossary of Defined Terms

unamortized deferred contract costs balance was approximately $684 thousand. The contract asset and deferred contract costs balances are included in assets held-for-sale and prepaid expenses and other assets in the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively.
The following is a breakout of the Company's transportation and distribution revenue for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
Crude oil transportation revenue	$23,259,963	81%	$26,099,075	84%	$70,332,482	81%	$73,201,850	82%
Natural gas transportation revenue	3,594,334	12%	3,572,522	11%	10,943,272	13%	11,711,243	13%
Natural gas distribution revenue	1,269,927	4%	1,229,040	4%	3,780,008	4%	3,663,206	4%
Other	738,315	3%	372,856	1%	1,586,524	2%	961,822	1%
Total	$28,862,539	100%	$31,273,493	100%	$86,642,286	100%	$89,538,121	100%
5. LEASES
The Company and its subsidiaries currently lease land, corporate office space, single-use office space, and equipment. During 2022, Crimson entered into a new corporate office lease that commenced upon possession of the property on April 15, 2023. No lease payments are due for the first year. During September 2023, the Company extended the lease for the CorEnergy corporate office, which will be effective December 2023 through May 2024. An additional operating right-of-use asset and operating lease liability were recorded for this lease in the amount of $97 thousand each. The Company's leases are classified as operating leases and presented as operating right-of-use assets (assets held-for-sale for MoGas and Omega) and operating lease liabilities (liabilities held-for-sale for MoGas and Omega) on the Consolidated Balance Sheets as of September 30, 2023. The Company's leases are presented as operating right-of-use assets and operating lease liabilities on the Consolidated Balance Sheets as of December 31, 2022. The Company recognizes lease expense in the Consolidated Statements of Operations on a straight-line basis over the remaining lease term. The Company noted the following information regarding its operating leases for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Lease cost:
Operating lease cost	$319,585	$446,601	$1,301,515	$1,339,803
Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$100,857	$341,186	$1,131,383	$1,441,220

Supplemental disclosure of non-cash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$97,415	$—	$2,330,936	$—
Variable lease costs were immaterial for the three and nine months ended September 30, 2023 and 2022.
The following table reflects the weighted average lease term and discount rate for leases in which the Company is a lessee:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term - operating leases (in years)	10.2	11.0
Weighted average discount rate - operating leases	8.44%	7.45%

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

Table of Contents	Glossary of Defined Terms

As of September 30, 2023 and December 31, 2022, the Compass REIT Loan balance was $659 thousand and $858 thousand, respectively, net of reserves of $50 thousand and zero, respectively. The Company uses the discounted cash flow method to estimate expected credit losses and also reviews other factors that may affect the collectability of the balance, including timeliness of required payments, past due status and discussions with obligors. As of September 30, 2023, there were no past due payments associated with the Compass REIT Loan.
7. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of September 30, 2023 and December 31, 2022, are as follows:

Deferred Tax Assets and Liabilities
	September 30, 2023	December 31, 2022
Deferred Tax Assets:
Deferred contract revenue	$—	$1,230,985
Net operating loss carryforwards	148,742	7,027,439
Capital loss carryforward	—	92,418
Other	—	338
Sub-total	$148,742	$8,351,180
Valuation allowance	—	(5,168,148)
Sub-total	$148,742	$3,183,032
Deferred Tax Liabilities:
Cost recovery of leased and fixed assets	$—	$(4,386,744)
Other	—	(88,588)
Sub-total	$—	$(4,475,332)
Total net deferred tax asset (liability)	$148,742	$(1,292,300)

Deferred Tax Assets and Liabilities - Held-For-Sale
September 30, 2023
Deferred Tax Assets:
Deferred contract revenue	$1,104,815
Net operating loss carryforwards	7,169,734
Capital loss carryforward	92,418
Other	317
Sub-total	$8,367,284
Valuation allowance	(3,663,938)
Sub-total	$4,703,346
Deferred Tax Liabilities:
Cost recovery of leased and fixed assets	$(5,256,622)
Other	(101,875)
Sub-total	$(5,358,497)
Total net deferred tax liability(1)	$(655,151)
(1) The deferred tax liability is recorded within certain parent entities that are not part of the disposal group, however, because the liability was generated from the operations of the disposal group, the Company has included it within liabilities held-for-sale on the Consolidated Balance Sheet.
The total deferred tax assets and liabilities presented above relate to the Company's taxable REIT subsidiaries ("TRSs"). The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of September 30, 2023, the Company had no uncertain tax positions. Tax years beginning with the year ended December 31, 2019 remain open to examination by federal and state tax authorities.
As of September 30, 2023 and December 31, 2022, the TRSs had cumulative net operating loss carryforwards ("NOLs") of $30.2 million and $29.2 million, respectively. As of September 30, 2023 and December 31, 2022, NOLs of $27.9 million and $26.4 million, respectively, that were generated during the periods ended September 30, 2023, December 31, 2022, 2021, 2020,

Table of Contents	Glossary of Defined Terms

2019, and 2018 may be carried forward indefinitely, subject to limitation. NOLs generated for years prior to December 31, 2018 may be carried forward for 20 years.
Management assessed the available evidence and determined that it is more likely than not that the capital loss carryforwards will not be utilized prior to expiration. Due to the uncertainty of realizing this deferred tax asset, a valuation allowance of $92 thousand was recorded, equal to the amount of the tax benefit of this carryforward at both September 30, 2023 and December 31, 2022. Additionally, the Company determined that certain of the federal and state NOLs may not be utilized prior to their expiration. Due to the uncertainty of realizing these deferred tax assets, a valuation allowance of $3.6 million and $5.2 million was recorded at September 30, 2023 and December 31, 2022, respectively. In the future, if the Company concludes, based on existence of sufficient evidence, that it should realize more or less of the deferred tax assets, the valuation allowance will be adjusted accordingly in the period such conclusion is made.
The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year and any discrete adjustments. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the TRSs, tax law changes, and future business acquisitions or divestitures. The TRSs’ effective tax rates were (24.9)% and 24.4% for the nine months ended September 30, 2023 and 2022, respectively. The negative tax rate for the current period is a result of the tax benefit received from the lower valuation allowance requirement described in the preceding paragraph.
The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Current tax expense
Federal	$2,117	$31,781	$10,550	$238,587
State (net of federal tax expense)	319	3,406	1,587	104,521
Total current tax expense	$2,436	$35,187	$12,137	$343,108
Deferred tax expense (benefit)
Federal	$602,142	$5,004	$(200,981)	$77,784
State (net of federal tax expense)	(441,734)	1,178	(584,910)	16,820
Total deferred tax expense (benefit)	$160,408	$6,182	$(785,891)	$94,604
Total income tax expense (benefit), net	$162,844	$41,369	$(773,754)	$437,712
8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	September 30, 2023	December 31, 2022
Land	$24,303,454	$24,989,784
Crude oil pipelines	193,310,961	185,047,366
Natural gas pipeline	—	105,322,987
Right-of-way agreements	65,159,200	87,206,374
Pipeline related facilities	46,958,495	42,647,865
Tanks	35,002,009	33,092,825
Vehicles, trailers and other equipment	1,811,967	2,684,993
Office equipment and computers	1,834,046	1,569,698
Construction work in progress	7,328,790	10,495,266
Gross property and equipment	$375,708,922	$493,057,158
Less: accumulated depreciation	(33,417,433)	(52,908,191)
Net property and equipment	$342,291,489	$440,148,967
Depreciation expense was $3.4 million and $10.6 million for the three and nine months ended September 30, 2023, respectively. Depreciation expense was $4.0 million and $11.9 million for the three and nine months ended September 30, 2022, respectively.

Table of Contents	Glossary of Defined Terms

Held-for-sale property and equipment consist of the following:

Property and Equipment
September 30, 2023
Land	686,330
Natural gas pipeline	105,387,405
Right-of-way agreements	22,047,174
Vehicles, trailers and other equipment	876,686
Office equipment and computers	268,559
Construction work in process	49,294
Gross Property and equipment	$129,315,448
Less: accumulated depreciation	(30,077,501)
Net property and equipment	$99,237,947
Depreciation expense was $0 and $785 thousand for the three and nine months ended September 30, 2023, respectively.

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
Restructuring Costs
During the first quarter of 2023, the Company approved a restructuring plan associated with changes in management structure and the corresponding reorganization of Crimson management. The Company recognized restructuring expense of $0 and $2.0 million during the three and nine months ended September 30, 2023, respectively. These costs are recorded in transportation and distribution and in general and administrative within the Consolidated Statement of Operations. The Company does not anticipate additional restructuring-related costs over the remainder of 2023 related to this plan. As of September 30, 2023, the remaining liability related to these restructuring costs was $422 thousand, which is recorded in accounts payable and other accrued liabilities on the Consolidated Balance Sheets.
Long Term Incentive Awards
On March 15, 2023, the Company awarded $2.1 million in "Cash Units" under the Omnibus Plan (as defined below) 2023 Annual Long Term Incentive Awards. Each Cash Unit represents the right to receive $1 at a future date with such amount not tied to the Company’s operating performance or stock price. The Cash Units vest over three years, with 1/3 vesting on March 15th each year. The expense related to these awards was $171 thousand and $370 thousand for the three and nine months ended September 30, 2023, respectively.
California Bonds Indemnification
The Company maintains certain agreements for indemnity and surety bonds with various California regulatory bodies. The total annual premium paid for the bonds currently outstanding is approximately $148 thousand, recorded in general and administrative expense.

Table of Contents	Glossary of Defined Terms

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

Carrying and Fair Value Amounts
	Level within fair value hierarchy	September 30, 2023		December 31, 2022
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
5.875% Convertible Notes	Level 2	$116,816,803	$93,259,500	$116,323,530	$79,093,500
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.
11. DEBT
The following is a summary of the Company's debt facilities and balances as of September 30, 2023 and December 31, 2022:

	Total Commitment or Original Principal	Quarterly Principal Payments(2)		September 30, 2023		December 31, 2022
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Crimson Credit Facility:
Crimson Revolver	$50,000,000	$—	5/3/2024	$45,000,000	10.20%	$35,000,000	8.41%
Crimson Term Loan	80,000,000	3,000,000	5/3/2024	59,000,000	10.20%	66,000,000	8.22%
Crimson Uncommitted Incremental Credit Facility	25,000,000	—	5/3/2024	—	—%	—	—%
5.875% Convertible Notes	120,000,000	—	8/15/2025	118,050,000	5.875%	118,050,000	5.875%
Total Debt				$222,050,000		$219,050,000
Less:
Unamortized deferred financing costs on 5.875% Convertible Notes				$156,134		$218,587
Unamortized discount on 5.875% Convertible Notes				1,077,063		1,507,883
Unamortized deferred financing costs on Crimson Term Loan(1)				283,965		665,547
Total Debt, net of deferred financing costs				$220,532,838		$216,657,983
Debt due within one year				$104,000,000		$10,000,000
(1) Unamortized deferred financing costs related to the Company's revolving credit facilities are included in Deferred Costs in the Assets section of the Consolidated Balance Sheets.
(2) The required quarterly principal payments increased from $2.0 million to $3.0 million beginning with the payment due September 30, 2023.

Table of Contents	Glossary of Defined Terms

Crimson Credit Facility
The Crimson Credit Facility provides borrowing capacity of up to $155.0 million, consisting of: a $50.0 million revolving credit facility ("Crimson Revolver"), an $80.0 million term loan ("Crimson Term Loan") and an uncommitted incremental credit facility of $25.0 million. On September 14, 2022, the Borrowers completed the first amendment to the Amended and Restated Credit Agreement, which replaced the use of a LIBOR reference rate with the Secured Overnight Financing Rate ("SOFR"). On March 6, 2023, the Company completed the second amendment to the Amended and Restated Credit Agreement, which extended the maturity of the Crimson Credit Facility from its maturity on February 4, 2024 to May 3, 2024 and amended the applicable total leverage ratio in the first two quarters of 2023 from 2.50 to 2.75, as well as increased the required quarterly amortization of the term loan from $2.0 million to $3.0 million beginning in the third quarter of 2023. On August 14, 2023, the parties entered into the third amendment to the Amended and Restated Credit Agreement, which amended the applicable total leverage ratio in the third and fourth quarters of 2023 from 2.50 to 3.75, which is anticipated to prevent any covenant violations before the completion of the sale of the MoGas and Omega assets around the end of the calendar year, although no such assurance can be given. There were no covenant violations for the third quarter of 2023 and the Company does not expect any covenant violations for the remainder of 2023.
Crimson Credit Facility Contractual Payments
The remaining contractual principal payments as of September 30, 2023 under the Crimson Credit Facility are as follows:

Year	Crimson Term Loan	Crimson Revolver	Total
2023	$3,000,000	$—	$3,000,000
2024	56,000,000	45,000,000	101,000,000
Total Remaining Contractual Payments	$59,000,000	$45,000,000	$104,000,000
Crimson Credit Facility Interest Expense
A summary of the Crimson Credit Facility interest expense and deferred debt cost amortization expense for the three and nine months ended September 30, 2023 and 2022 is as follows:

Crimson Credit Facility Interest Expense
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest Expense	$2,652,829	$1,446,620	$7,605,854	$3,811,763
Deferred Debt Cost Amortization Expense(1)(2)	174,735	247,635	619,934	742,905
Less: Capitalized Interest	226,532	109,331	590,408	276,551
Total Crimson Credit Facility Interest Expense	$2,601,032	$1,584,924	$7,635,380	$4,278,117
(1) Amortization of deferred debt issuance costs is included in interest expense in the Consolidated Statements of Operations.
(2) For the amount of deferred debt cost amortization relating to the convertible notes included in the Consolidated Statements of Operations, refer to the Convertible Notes Interest Expense table below.
Convertible Debt Interest Expense
A summary of the 5.875% Convertible Notes interest expense, discount amortization, and deferred debt issuance amortization expense for the three and nine months ended September 30, 2023 and 2022 is as follows:

Convertible Note Interest Expense
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
5.875% Convertible Notes:
Interest Expense	$1,733,859	$1,733,859	$5,201,577	$5,201,577
Discount Amortization	143,607	143,607	430,821	430,821
Deferred Debt Issuance Amortization	20,818	20,818	62,454	62,454
Total 5.875% Convertible Note Interest Expense	$1,898,284	$1,898,284	$5,694,852	$5,694,852
Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the 5.875% Convertible Notes was approximately 6.4% for each of the three and nine months ended September 30, 2023 and 2022.

Table of Contents	Glossary of Defined Terms

Note Payable
During the fourth quarter of 2022, the Company entered into a short-term financing agreement in order to fund insurance needs. As of September 30, 2023 and December 31, 2022, the outstanding balance on the note payable was $0 and $3.5 million, respectively. The note bears interest at 5.7% with monthly payments due until September 2023.
12. STOCKHOLDERS' EQUITY
STOCK-BASED COMPENSATION
On May 25, 2022, the Company's stockholders approved the CorEnergy Infrastructure Trust, Inc. Omnibus Equity Incentive Plan (the "Omnibus Plan") (3,000,000 shares of Common Stock authorized) which allows the Company to grant equity awards to its employees, non-employee directors, and consultants in its employ or service (or the employ or service of any parent, subsidiary or affiliate). Incentive compensation programs play a pivotal role in the Company's effort to attract and retain key personnel essential to its long-term growth and financial success and align long term interests of recipients with the Company's stockholders. Under the Omnibus Plan, awards may be granted in the form of options, restricted stock, restricted stock units, stock appreciation rights, Common Stock awards, cash-based awards and performance-based awards.
On May 26, 2022, the Company filed a Form S-8 registration statement with the SEC, pursuant to which it registered 3,000,000 shares of Common Stock for issuance under the Omnibus Plan. As of September 30, 2023, the Company had remaining availability of 2,446,080 shares of Common Stock under the plan.
Restricted Stock Units
The Company’s Board of Directors (the "Board") has granted awards of restricted stock units ("RSUs") to certain of the Company’s employees under the Omnibus Plan. The Company did not grant any RSUs during the three and nine months ended September 30, 2023. The Company records stock-based compensation expense on a straight-line recognition method over the requisite service period for the entire award. Each RSU represents the right to receive one share of Common Stock at a future date. The RSUs vest over three years, with 1/3 vesting on March 15th each year. These RSUs will be settled within 30 days of vesting, and will accrue dividend equivalents, when and if declared, over the vesting period, which will be paid to the holder in cash or, at the discretion of the Compensation and Corporate Governance Committee of the Board, in the form of additional shares of Common Stock having a fair market value equal to the amount of such dividends upon vesting of the units. Forfeitures will be accounted for when they occur.
The following tables represent the RSU activity for the nine months ended September 30, 2023 and 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	674,312	$2.58
Granted	—	—
Vested	(153,202)	2.58
Forfeited	(201,209)	2.58
Outstanding at September 30, 2023	319,901	$2.58
Expected to vest as of September 30, 2023	319,901

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	—	$—
Granted	682,890	2.58
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2022	682,890	$2.58
Expected to vest as of September 30, 2022	682,890
As of September 30, 2023, the estimated remaining unrecognized compensation cost related to stock-based compensation arrangements was $585 thousand. The weighted average period over which this remaining compensation expense is expected to be recognized is 1.5 years.

Table of Contents	Glossary of Defined Terms

The following table presents the Company's stock-based compensation expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
General and administrative expense	$81,411	$203,414	$176,741	$342,808
Transportation and distribution expense	29,458	29,610	26,472	41,575
Total	$110,869	$233,024	$203,213	$384,383
DIVIDENDS
On February 3, 2023, the Board suspended dividend payments on the Company's Common Stock and Series A Preferred Stock. The Series A Preferred Stock dividends are cumulative and will accrue at their stated rate during any period in which dividends are not paid. Any accrued Series A Preferred Stock dividends must be paid prior to the Company resuming common dividend payments. Based on the suspension of dividend payments to CorEnergy’s public equity holders, the Crimson Class A-1, Class A-2 and Class A-3 Units and CorEnergy’s Class B Common Stock will not receive dividend payments. As of September 30, 2023, the Company had $7.2 million in cumulative unpaid dividends related to its Series A Preferred Stock, which will be paid upon declaration by the Board or upon liquidation of the Company. The preferred return on the Crimson A-1 Units are pari passu to the Series A Preferred Stock dividends. As of September 30, 2023, the Company had $2.4 million in cumulative unpaid distributions related to the Crimson Class A-1 Units.
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

	As of September 30, 2023
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

Units	Distribution Rights of CorEnergy Securities	Liquidation Preference	Annual Distribution per Share
Class A-1 Units	7.375% Series A Cumulative Redeemable Preferred Stock(1)	$26.38	$1.84
Class A-2 Units	Class B Common Stock(2)(3)	N/A	Varies(2)
Class A-3 Units	Class B Common Stock(2) (3)	N/A	Varies(2)
(1) The Series A Preferred Stock will accumulate quarterly dividends and will be paid upon declaration by the Board. The liquidation preference is made up of the $25.00 liquidation preference and the $1.38 unpaid cumulative quarterly dividend for Q1, Q2, and Q3 of 2023.

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

During each of the three and nine months ended September 30, 2023 and 2022, preferred returns of $809 thousand and $2.4 million, respectively, were earned by the Grier Members for the Crimson Class A-1 Units. Therefore, for each quarterly period, there was an allocation of Crimson net income to non-controlling interest in the amount of $809 thousand.

Table of Contents	Glossary of Defined Terms

13. EARNINGS (LOSS) PER SHARE
Basic and diluted loss per share data is computed using the two-class method based on the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the periods. The undistributed earnings and losses are allocated between Common Stock and Class B Common Stock as if all earnings and losses had been distributed during the period. Common Stock and Class B Common Stock have equal rights to undistributed earnings and losses.
The following table sets forth the computation of basic net loss and diluted net loss per share under the two-class method for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator for basic and diluted loss per Common Stock and Class B Common Stock share:
Net Loss	$(4,310,336)	$(15,501,704)	$(10,678,019)	$(8,966,821)
Less: Net income attributable to non-controlling interests	809,212	809,212	2,427,636	2,427,636
Net Loss attributable to CorEnergy Infrastructure Trust, Inc.	$(5,119,548)	$(16,310,916)	$(13,105,655)	$(11,394,457)
Less dividends / distributions:
Preferred dividend requirements	$2,388,130	$2,388,130	7,164,390	7,164,390
Common Stock dividends	—	753,043	—	2,245,733
Total undistributed loss	$(7,507,678)	$(19,452,089)	$(20,270,045)	$(20,804,580)

Common Stock undistributed loss - basic	$(7,187,583)	$(18,608,864)	$(19,404,323)	$(19,897,543)
Class B Common Stock undistributed loss - basic	(320,095)	(843,225)	(865,722)	(907,037)
Total undistributed loss - basic	$(7,507,678)	$(19,452,089)	$(20,270,045)	$(20,804,580)

Common Stock undistributed loss - diluted	$(7,507,678)	$(19,452,089)	$(20,270,045)	$(20,804,580)
Class B Common Stock undistributed loss - diluted	(320,095)	(843,225)	(865,722)	(907,037)
Total undistributed loss - diluted	$(7,827,773)	$(20,295,314)	$(21,135,767)	$(21,711,617)

Common Stock dividends	$—	$753,043	$—	$2,245,733
Common Stock undistributed loss - basic	(7,187,583)	(18,608,864)	(19,404,323)	(19,897,543)
Numerator for basic net loss per Common Stock share	$(7,187,583)	$(17,855,821)	$(19,404,323)	$(17,651,810)

Class B Common Stock dividends	$—	$—	$—	$—
Class B Common Stock undistributed loss - basic	(320,095)	(843,225)	(865,722)	(907,037)
Numerator for basic net loss per Class B Common Stock share	$(320,095)	$(843,225)	$(865,722)	$(907,037)

Common Stock dividends	$—	$753,043	$—	$2,245,733
Common Stock undistributed loss - diluted	(7,507,678)	(19,452,089)	(20,270,045)	(20,804,580)
Numerator for diluted net loss per Common Stock share	$(7,507,678)	$(18,699,046)	$(20,270,045)	$(18,558,847)

Class B Common Stock dividends	$—	$—	$—	$—
Class B Common Stock undistributed loss - diluted	(320,095)	(843,225)	(865,722)	(907,037)
Numerator for diluted net loss per Class B Common Stock share	$(320,095)	$(843,225)	$(865,722)	$(907,037)

Denominator for basic net loss per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding - basic	15,353,513	15,089,708	15,325,852	14,999,570

Table of Contents	Glossary of Defined Terms

Class B Common Stock weighted average shares outstanding - basic	683,761	683,761	683,761	683,761

Denominator for diluted net loss per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding - diluted(1)(2)	15,818,470	15,554,665	15,790,809	15,464,527
Class B Common Stock weighted average shares outstanding - diluted(3)	683,761	683,761	683,761	683,761

Basic net loss per share:
Common Stock	$(0.47)	$(1.18)	$(1.27)	$(1.18)
Class B Common Stock	(0.47)	(1.23)	(1.27)	(1.33)

Diluted net loss per share:
Common Stock	$(0.47)	$(1.20)	$(1.28)	$(1.20)
Class B Common Stock	(0.47)	(1.23)	(1.27)	(1.33)
(1) For purposes of the diluted net loss per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted at a ratio of 1.00 Class B Common Stock share to 0.68 Common Stock share; therefore, 100.00% of undistributed losses are allocated to Common Stock.

(2) For the three and nine months ended September 30, 2023 and 2022, 2,361,000 shares of Common Stock are excluded from the computation of diluted net loss per share because their effect would be antidilutive. These shares are related to the 5.875% Convertible Notes.

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
The Company noted that Crimson's assets cannot be used to settle CorEnergy's liabilities, with the exception of quarterly distributions if declared by the Crimson Board. The quarterly distributions are used to fund current obligations, projected working capital requirements, debt service payments and dividend payments. Cash distributions to the Company from the borrowers under the Crimson Credit Facility are subject to certain restrictions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability and available free cash flow. Further, the Crimson Credit Facility is secured by assets at both Crimson Midstream Operating, LLC and Corridor MoGas, Inc. For the three and nine months ended September 30, 2023, the Company did not receive cash distributions from Crimson. For the three

Table of Contents	Glossary of Defined Terms

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
As of September 30, 2023, the Company was owed $6 thousand from related parties, including CLM, CRE and Delta, which is included in "due from affiliated companies" in the Consolidated Balance Sheets. These balances are primarily related to payroll, employee benefits and other services discussed below. The amounts billed to CLM are cash-settled and the amounts billed to Crescent Midstream Holdings will reduce a prepaid TSA (as defined below) liability on the Company's books until such time as the TSA liability is reduced to zero. As of September 30, 2023, the prepaid TSA liability related to Crescent Midstream Holdings was $138 thousand and recorded in "due to affiliated companies" in the Consolidated Balance Sheets. For the three and nine months ended September 30, 2023, Crimson billed costs and services related to TSAs and the Services Agreement (each as defined below) to related parties totaling $110 thousand and $363 thousand, respectively. For the three and nine months ended September 30, 2022, Crimson billed costs and services related to TSAs and the Services Agreement to related parties totaling $206 thousand and $890 thousand, respectively.
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
16. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and has determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

Table of Contents	Glossary of Defined Terms

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Report on Form 10-Q ("Report") of CorEnergy Infrastructure, Inc. ("the Company," "CorEnergy," "we," "our" or "us"). The forward-looking statements included in this discussion and elsewhere in this Report involve risks and uncertainties, including anticipated financial performance, business prospects, liquidity, capital resources, industry trends, stockholder returns, performance by our customers, and other matters, which reflect management's best judgment based on factors currently known. See "Cautionary Statement Concerning Forward-Looking Statements" which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023 (the "2022 Annual Report"), as supplemented by Item 1A - "Risk Factors" in this Report.
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

Table of Contents	Glossary of Defined Terms

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
On May 25, 2023, we announced entry into a definitive agreement to sell the MoGas and Omega pipeline systems to Spire, Inc. for approximately $175.0 million in cash, subject to final working capital adjustments. In connection with the transaction, the parties filed notification and report forms under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), with the U.S. Federal Trade Commission ("FTC") and the Antitrust Division of the U.S. Department of Justice. On July 3, 2023, the parties each received a request for additional information and documentary materials (the "Second Request") from the FTC in connection with the FTC's review of the transaction. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after the parties have substantially complied with the Second Request, unless such period is extended voluntarily by the parties or terminated sooner by the FTC. Both parties intend to continue to work cooperatively with the FTC in its review. Completion of the transaction remains subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other closing conditions specified in the definitive agreement. The Company currently expects to close around the end of the calendar year subject to receiving FTC approval. There can be no assurance that the Company will complete the sale on this expected timeline or at all. We expect that the sale will generate sufficient net proceeds to repay our Crimson Credit Facility in full. We also expect that the remaining proceeds, combined with a new credit facility or other financing alternatives and operating cash flow, will enable us to retire a material percentage of our outstanding 5.875% Convertible Notes prior to maturity, although no assurance can be given that the Company will be able to do so. The carrying value of the MoGas and Omega systems is included in "assets held-for-sale" and "liabilities held-for-sale" on the Consolidated Balance Sheet as of September 30, 2023.
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

Tariff Rate Cases
We have pending applications with the CPUC to raise tariffs on our San Pablo Bay, Southern California and KLM pipelines by 36%, 35% and 107%, respectively. All applications are being protested by at least one shipper. As a result, the full increases are currently not effective. However, in accordance with CPUC rules, we increased tariffs by 10% on the San Pablo and KLM pipelines on March 1, 2023 and October 1, 2023, respectively. We increased tariffs by 10% on the Southern California pipeline on August 1, 2022 and an additional 10% on August 1, 2023, for a total increase of approximately 20%. These increases are subject to refund if the CPUC determines that they were not justified. We anticipate implementing an additional 10% tariff increase on our San Pablo pipeline in March 2024, if the current rate case is not resolved before those times. During the nine months ended September 30, 2023, average rates per barrel of throughput on the San Pablo, Southern California and KLM pipelines were $1.71, $1.43, and $1.82, respectively. There can be no assurances as to the ultimate outcome of these pending tariff rate cases.
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
California Market Update
As anticipated, oil volumes transported on our pipelines in the third quarter of 2023 continued to be steady, but lower than historically normal levels. Similar volumes are included in our forecast for the remainder of 2023, as well as in our applications with the CPUC to raise tariffs on our San Pablo Bay, Southern California and KLM pipelines.
Kern County’s ability to issue oil and gas drilling permits continues to be suspended, which is affecting crude oil volumes produced in the state. The suspension was granted by a California Court of Appeals on January 26, 2023, due to continued challenges to the County's Environmental Impact Report. Hearings are expected in 2023, but there is currently no known timeline for resolution of the latest stay, which may result in continued oil production declines and could accelerate the decline in volumes on our KLM and San Pablo Bay pipelines.
On October 27, 2023, Phillips 66 reaffirmed its plans to convert its 140,000 bpd San Francisco refinery in Rodeo, California to renewable transportation fuels, with operations expected to commence in the first quarter of 2024. This is despite the Contra Costa County Superior Court order halting of construction of the project on October 12, 2023, citing deficiencies in the County’s environmental impact review of the project. Upon project completion, the refinery will no longer process crude oil, a significant portion of which is currently sourced via a dedicated Phillips 66 pipeline system from the San Joaquin Valley, which is the same source of volumes for the Company's pipelines. Following the conversion, crude oil consumed by Phillips 66 from the San Joaquin Valley will need to be transported elsewhere, which could provide growth in volumes delivered on Crimson pipelines.
In April 2023, a third-party pipeline that previously ruptured off the coast of California in 2021 was restarted and is now providing incremental volume to the Company’s Southern California system. The pipeline is not owned by the Company nor does the Company own or operate any affected offshore platforms or pipelines.

Table of Contents	Glossary of Defined Terms

BASIS OF PRESENTATION
The unaudited consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of September 30, 2023, and its direct and indirect wholly owned subsidiaries and consolidated VIEs for which CorEnergy is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation, and our net earnings have been reduced by the portion of net earnings attributable to non-controlling interests, when applicable.
RESULTS OF OPERATIONS
As permitted by SEC rules, we present a sequential quarterly analysis of the Company's performance because we believe that comparing current quarter results to those of the immediately preceding fiscal quarter is more useful in identifying current business trends and provides a more relevant analysis of our business results than comparing to the same period in the prior year. Accordingly, we have compared our results of operations for the three months ended September 30, 2023 to our results of operations for the three months ended June 30, 2023, as applicable, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following data should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in Part I, Item 1 of this Report. All information in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for balance sheet data as of December 31, 2022, is unaudited.

Table of Contents	Glossary of Defined Terms

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Revenue
Transportation and distribution	$28,862,539	$28,540,632	$86,642,286	$89,538,121
Pipeline loss allowance subsequent sales	4,077,113	7,009,996	11,087,109	7,283,450
Lease and other	105,035	103,352	311,444	533,902
Total Revenue	$33,044,687	$35,653,980	$98,040,839	$97,355,473
Expenses
Transportation and distribution	$18,921,495	$17,787,024	$54,189,582	$45,857,193
Pipeline loss allowance subsequent sales cost of revenue	3,806,678	7,050,776	10,857,454	6,016,664
General and administrative	6,601,866	7,447,410	20,820,858	16,162,570
Depreciation and amortization	3,351,238	3,237,526	10,620,391	11,997,781
Loss on impairment of goodwill	—	—	—	16,210,020
Total Expenses	$32,681,277	$35,522,736	$96,488,285	$96,244,228
Operating Income	$363,410	$131,244	$1,552,554	$1,111,245

Other Income (expense)
Interest expense	$(4,499,316)	$(4,426,351)	$(13,330,232)	$(9,972,969)
Other income (expense)	(11,586)	195,678	325,905	332,615
Income tax benefit (expense), net	(162,844)	932,079	773,754	(437,712)
Net Loss	$(4,310,336)	$(3,167,350)	$(10,678,019)	$(8,966,821)

Other Financial Data (1)
Adjusted EBITDA	$4,809,301	$5,848,769	$18,057,318	$30,922,851
Adjusted Net Income (Loss)	(3,314,966)	(985,747)	(5,322,764)	8,130,006
Cash Available for Distribution	(10,780,520)	(7,702,815)	(24,677,382)	1,225,664

Capital Expenditures:
Maintenance Capital	$4,234,518	$2,099,717	$8,557,183	$4,098,777
Expansion Capital	451,577	584,006	1,738,310	1,871,681
Volume:
Average quarterly volume (bpd) - Crude oil	151,953	156,078	152,927	166,556
(1) Refer to the "Non-GAAP Financial Measures" section within this Item 2 for additional details.
Three Months Ended September 30, 2023 Compared to the Three Months Ended June 30, 2023
Revenue.
Transportation and distribution. Transportation and distribution revenue increased by $322 thousand during the three months ended September 30, 2023 as compared to the three months ended June 30, 2023 due to higher average transportation rates, partially offset by lower crude oil transportation volume. The Company's weighted average transportation rate increased slightly from $1.47 for three months ended June 30, 2023 to $1.48 for the three months ended September 30, 2023, which contributed $76 thousand to the increase. Crude oil transportation volumes for the three months ended September 30, 2023 were 151,953 bpd as compared to 156,078 bpd for the prior quarter, which contributed a decrease of $330 thousand to the change. The decrease in crude oil transportation volume was primarily due to lower volumes on the Cardinal, SPB, and KLM pipelines, with higher volumes on the Southern California pipelines. Additionally, earned PLA increased $310 thousand for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023, primarily due to slightly higher commodity prices. MoGas and Omega transportation and distribution revenue relies on fixed-payment contracts with our customers and provided $268 thousand of additional revenue during the three months ended September 30, 2023, compared to the three months ended June 30, 2023.
Pipeline loss allowance subsequent sales. Pipeline loss allowance subsequent sales, which represents the revenue on sale of crude oil inventory, decreased by $2.9 million during the three months ended September 30, 2023 as compared to the three months ended June 30, 2023. During the three months ended September 30, 2023 the Company sold 50,000 bbls of PLA at a realized price of $82 per bbl, compared to 91,000 bbls sold during the three months ended June 30, 2023 at a realized price of $77 per bbl. The lower sales volumes in the third quarter contributed $3.3 million to the decrease, partially offset by higher

Table of Contents	Glossary of Defined Terms

sales prices, which contributed an additional $410 thousand. The Company's second quarter sales volumes were generally higher than we would expect for a typical quarter due to the need to draw down unusually high inventory balances that existed prior to the second quarter. The Company would generally expect the sales volume experienced during the third quarter to be representative of a typical quarter.
Expenses.
Transportation and distribution. Transportation and distribution expenses increased by $1.1 million during the three months ended September 30, 2023 as compared to the three months ended June 30, 2023. The increase was primarily due to higher asset maintenance costs of $600 thousand, higher utility costs of $655 thousand, higher regulatory costs of $322 thousand, higher property taxes of $220 thousand and higher right-of-way costs of $171 thousand, partially offset by lower outside service costs of $448 thousand, lower labor and benefit costs of $325 thousand and lower inventory cost adjustments of $263 thousand.
Pipeline loss allowance subsequent sales cost of revenue. Pipeline loss allowance subsequent sales cost of revenue decreased by $3.2 million during the three months ended September 30, 2023 as compared to the three months ended June 30, 2023. During the three months ended September 30, 2023, the Company sold 50,000 bbls of PLA at a cost of $76 per bbl, compared to 91,000 bbls sold during the three months ended June 30, 2023 at a cost of $77 per bbl. The lower sales volumes in the third quarter contributed $3.1 million to the decrease and the lower cost contributed $123 thousand to the decrease.
General and administrative. General and administrative expenses decreased by $846 thousand during the three months ended September 30, 2023 as compared to the three months ended June 30, 2023.
Employee-related costs for the three months ended September 30, 2023 decreased by $334 thousand compared to the three months ended June 30, 2023, primarily due to lower contract labor costs associated with the completion of the reorganization of Crimson management, which began during the first quarter of 2023.
Professional services costs for the three months ended September 30, 2023 decreased by $266 thousand compared to the three months ended June 30, 2023, primarily due to lower costs associated with legal services, the MoGas and Omega asset sale and the Company's ongoing change of control application.
Other general costs for the three months ended September 30, 2023 decreased by $246 thousand compared to the three months ended June 30, 2023 due to decreases in various cost categories, primarily lease and office expenses.
Interest expense. Interest expense increased by $73 thousand during the three months ended September 30, 2023 as compared to the three months ended June 30, 2023, primarily due to higher interest rates.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Revenue.
Transportation and distribution. Transportation and distribution revenue decreased $2.9 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to lower crude oil transportation volume, and lower earned PLA, partially offset by higher average transportation rates. Crude oil transportation volumes for the nine months ended September 30, 2023 were 152,927 bpd as compared to 166,556 bpd for the nine months ended September 30, 2022, which contributed $5.5 million to the decrease. The decrease in crude oil transportation volume was primarily due to third-party operational issues that were alleviated during the first quarter of 2023. Those third-party operational issues altered the sourcing patterns of the refineries served by the Company beginning in the second quarter of 2022 and lasting through January of 2023. The weighted average transportation rate increased from $1.40 to $1.49 due to the impact of rate increases on all pipelines, offset by weighting of volumes transported on lower tariff pipelines. The increase in weighted average transportation rates offset the decrease in revenue by $4.2 million. Additionally, earned PLA decreased $1.6 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to lower commodity prices. MoGas and Omega transportation and distribution revenues rely on fixed-payment contracts with our customers and did not materially change during the referenced periods.
Pipeline loss allowance subsequent sales. Pipeline loss allowance subsequent sales, which represents the revenue on sale of crude oil inventory, increased $3.8 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 due to an increase in PLA sales volumes, offset by lower realized sales prices. Sales volumes for the nine months ended September 30, 2023, were 141,000 bbls compared to 71,000 bbls for the nine months ended September 30, 2022, which contributed $5.5 million positively to the change. Additionally, sales prices for the nine months ended September 30, 2023 were $79 per bbl, compared to $103 per bbl during the nine months ended September 30, 2022, which contributed $1.7 million negatively to the change.

Table of Contents	Glossary of Defined Terms

Expenses.
Transportation and Distribution. Transportation and distribution expense increased $8.3 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was primarily due to higher restructuring costs of $1.1 million, higher asset maintenance expense of $2.4 million, higher utilities costs of $1.3 million, higher regulatory compliance and non-recurring pipeline release costs of $1.3 million, higher outside service costs of $679 thousand and higher right-of-way costs of $313 thousand, partially offset by lower property taxes of $460 thousand.
Pipeline loss allowance subsequent sales cost of revenue. Pipeline loss allowance subsequent sales cost of revenue increased $4.8 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 due to an increase in PLA sales volumes, offset by lower cost of inventory. Sales volumes for the nine months ended September 30, 2023 were 141,000 bbls compared to 71,000 bbls for the nine months ended September 30, 2022, which contributed $5.4 million in higher costs to the change. Additionally, the cost of inventory for the nine months ended September 30, 2023 was $77 per bbl compared to $85 per bbl during the nine months ended September 30, 2022, which contributed $549 thousand in lower costs to the change.
General and Administrative. General and administrative expenses increased $4.7 million during the nine months ended September 30, 2023 as compared the nine months ended September 30, 2022.
Employee-related costs for the nine months ended September 30, 2023 increased $1.2 million compared to the nine months ended September 30, 2022, primarily due to higher management restructuring costs of $887 thousand and higher contract labor costs of $362 thousand.
Professional services costs for the nine months ended September 30, 2023 increased $3.1 million from the prior-year period, primarily due to higher costs associated with legal services, the MoGas and Omega asset sale and the Company's ongoing change of control application.
Other expenses for the nine months ended September 30, 2023 increased $320 thousand from the prior-year period. The increase in other expenses is due to various cost categories, including system and IT related items, office expenses and certain shared office expense reimbursements that Crimson received in 2022 but did not recur in 2023.
Goodwill impairment. Goodwill impairment expense decreased by $16.2 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Interest Expense. Interest expense increased $3.4 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to higher interest rates.
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
We offer these measures to assist the users of our financial statements in assessing our operating performance under GAAP, but these measures are non-GAAP measures and should not be considered measures of liquidity, alternatives to net income (loss) or indicators of any other performance measure determined in accordance with GAAP. Our method of calculating these measures may be different from methods used by other companies and, accordingly, may not be comparable to similar measures as calculated by other companies. Investors should not rely on these measures as a substitute for any GAAP measure, including net income (loss), and cash flows from operating activities or revenues. Management compensates for the limitations of Adjusted Net Income (Loss), CAD, and Adjusted EBITDA as analytical tools by reviewing the comparable GAAP measures, understanding the differences between non-GAAP measures compared to (as applicable) operating income, net income (loss) and net cash provided by operating activities, and incorporating this knowledge into its decision-making processes. We believe that investors benefit from having access to the same financial measures that our management considers in evaluating our operating results.
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

Table of Contents	Glossary of Defined Terms

equipment, transaction-related costs, restructuring costs, and loss on impairment of goodwill. Adjusted Net Income (Loss) presented by other companies may not be comparable to our presentation, since each company may define these terms differently.
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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Net Loss	$(4,310,336)	$(3,167,350)	$(10,678,019)	$(8,966,821)
Add:
Loss on impairment of goodwill	—	—	—	16,210,020
Transaction costs	995,147	1,857,826	3,348,552	926,485
Restructuring costs	223	323,777	2,007,777	—
Less:
Gain on the sale of equipment	—	—	1,074	39,678
Adjusted Net Income (Loss), excluding special items	$(3,314,966)	$(985,747)	$(5,322,764)	$8,130,006
Add:
Depreciation and amortization	3,351,238	3,237,526	10,620,391	11,997,781
Amortization of debt issuance costs	339,161	356,054	1,113,207	1,236,178
Stock-based compensation	110,869	102,718	203,213	384,383
Deferred tax expense (benefit)	160,408	(934,704)	(785,891)	94,604
Less:
Transaction costs	995,147	1,857,826	3,348,552	926,485
Restructuring costs	223	323,777	2,007,777	—
Maintenance capital expenditures	4,234,518	2,099,717	8,557,183	4,098,777
Preferred dividend requirements - Series A	2,388,130	2,388,130	7,164,390	7,164,390
Preferred dividend requirements - Non-controlling interest	809,212	809,212	2,427,636	2,427,636
Mandatory debt amortization	3,000,000	2,000,000	7,000,000	6,000,000
Cash Available for Distribution (CAD)	$(10,780,520)	$(7,702,815)	$(24,677,382)	$1,225,664

Table of Contents	Glossary of Defined Terms

The following tables reconcile net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flow to CAD:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Net cash provided by operating activities	$3,202,607	$5,735,036	$5,830,012	$26,998,258
Changes in working capital	(3,551,267)	(6,140,792)	(5,358,185)	(6,081,791)
Maintenance capital expenditures	(4,234,518)	(2,099,717)	(8,557,183)	(4,098,777)
Preferred dividend requirements	(2,388,130)	(2,388,130)	(7,164,390)	(7,164,390)
Preferred dividend requirements - non-controlling interest	(809,212)	(809,212)	(2,427,636)	(2,427,636)
Mandatory debt amortization included in financing activities	(3,000,000)	(2,000,000)	(7,000,000)	(6,000,000)
Cash Available for Distribution (CAD)	$(10,780,520)	$(7,702,815)	$(24,677,382)	$1,225,664

Other Special Items:
Transaction costs	$995,147	$1,857,826	$3,348,552	$926,485
Restructuring costs	223	323,777	2,007,777	—

Other Cash Flow Information:
Net cash used in investing activities	$(5,470,176)	$(4,409,007)	$(13,369,204)	$(5,186,753)
Net cash used in financing activities	(828,969)	(331,528)	(1,048,328)	(12,703,440)
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
Our presentation of Adjusted EBITDA for the current-year periods represents net loss adjusted for items such as gain on the sale of equipment, transaction costs, restructuring costs, depreciation and amortization, stock-based compensation, income tax benefit and interest expense. During the comparable period of the prior year, our presentation of Adjusted EBITDA included adjustments for gain on the sale of equipment, transaction costs, restructuring costs, depreciation and amortization, stock-based compensation, income tax expense, interest expense and loss on impairment of goodwill. Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Adjusted EBITDA should not be considered as a measure of liquidity and should not be considered as an alternative to operating income, net income or other indicators of performance determined in accordance with GAAP. The following tables present a reconciliation of Net Loss, as reported in the Consolidated Statements of Operations, to Adjusted EBITDA:

Table of Contents	Glossary of Defined Terms

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Net Loss	$(4,310,336)	$(3,167,350)	$(10,678,019)	$(8,966,821)
Add:
Loss on impairment of goodwill	—	—	—	16,210,020
Transaction costs	995,147	1,857,826	3,348,552	926,485
Restructuring costs	223	323,777	2,007,777	—
Depreciation and amortization	3,351,238	3,237,526	10,620,391	11,997,781
Stock-based compensation	110,869	102,718	203,213	384,383
Income tax expense (benefit), net	162,844	(932,079)	(773,754)	437,712
Interest expense, net	4,499,316	4,426,351	13,330,232	9,972,969
Less:
Gain on the sale of equipment	—	—	1,074	39,678
Adjusted EBITDA	$4,809,301	$5,848,769	$18,057,318	$30,922,851
DIVIDENDS
We rely on cash flow generated by our portfolio of energy infrastructure real property assets to pay distributions to stockholders. Historically, we have paid dividends based on what we believe was the median long-term cash-generating ability of our assets, adjusted for special items. The primary sources of our stockholder distributions have historically included transportation and distribution revenue from our Crimson, MoGas and Omega Pipeline Systems.
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

Table of Contents	Glossary of Defined Terms

During February 2023, the Board suspended dividends on all securities. Accordingly, the Crimson Class A-2 and Class A-3 Units will not be eligible for dividends. Dividends will accumulate in the amount of $0.4609375 quarterly, per depositary share, for our Series A Preferred Stock and the Crimson Class A-1 Units.
As of September 30, 2023, each of these securities are convertible as follows: the Crimson Class A-1 Units are convertible into depositary shares representing the Company's Series A Preferred Stock and the Crimson Class A-2 and Class A-3 Units are convertible into the Company's Class B Common Stock. However, prior to conversion, the Crimson Class A-1, Class A-2 and Class A-3 Units receive distributions as if they were the corresponding Company securities. For a description of the dividend rights, redemption rights, voting rights, and exchange and conversion rights of the Crimson Class A-1, Class A-2, and Class A-3 Units, please refer to Part IV, Item 15, Note 16 ("Stockholders' Equity") included in our 2022 Annual Report.
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
To the extent conversion does not occur pursuant to the above, then the Class B Common Stock will convert to Common Stock on February 4, 2024 at a ratio equal to the quotient obtained by dividing (i) (A) the quotient of the then-applicable last twelve months CAD (a non-GAAP financial measure) divided by the product of (x) 1.25 and (y) four times (4x) the then-applicable Common Stock Base Dividend per share, less (B) the number of then-outstanding shares of Common Stock; by (ii) the number of then-outstanding shares of Class B Common Stock; provided, however, that the ratio shall not be less than 0.6800 shares of Common Stock per share of Class B Common Stock or greater than 1.000 shares of Common Stock per share of Class B Common Stock. As of September 30, 2023, the Company expects the conversion rate to be 0.6800 shares of Common Stock per share of Class B Common Stock.

Table of Contents	Glossary of Defined Terms

Dividend Declarations
On February 3, 2023, our Board of Directors suspended dividend payments on our Common Stock and Series A Preferred Stock. Our Series A Preferred Stock will accrue dividends during any period in which dividends are not paid. Any accrued Series A Preferred Stock dividends must be paid prior to the Company resuming common dividend payments. Based on the suspension of dividend payments to CorEnergy’s public equity holders, the Crimson A-2 and A-3 Units and CorEnergy’s Class B Common Stock will not receive dividends. During the three quarters of 2023, we accumulated $0.4609375 per depositary share, quarterly, for our Series A Preferred Stock, which will be paid upon declaration by the Board. As of September 30, 2023, the Company had accumulated $7.2 million in unpaid dividends.
Class A-1 Units Distribution
On February 3, 2023, the Company's Board of Directors suspended dividend payments on the Series A Preferred Stock. The preferred return on the Crimson A-1 Units are pari passu to the Series A Preferred Stock preferred return. As of September 30, 2023, the Company had $2.4 million in cumulative unpaid distributions related to the Crimson A-1 Units.

	Common Dividends	Preferred Dividends	Crimson Class A-1 Dividends
2023
Third Quarter	$—	$—	$—
Second Quarter	—	—	—
First Quarter	—	—	—

2022
Fourth Quarter	$0.05	$0.4609375	$0.4609375
Third Quarter	0.05	0.4609375	0.4609375
Second Quarter	0.05	0.4609375	0.4609375
First Quarter	0.05	0.4609375	0.4609375
Crimson Class A-2 Units and Class A-3 Units Distribution
During 2022 and through the third quarter of 2023, the Board did not declare a dividend on the Class B Common Stock. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors resulted in no distribution to the holders of Crimson's Class A-2 Units or Class A-3 Units.
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

Crimson Midstream Holdings Average Crude Oil Volume for Quarter Ended (bpd):	San Pablo Bay	KLM	Southern California	Cardinal	Total (bpd):
March 31, 2022	87,815	11,594	48,341	27,966	175,716
June 30, 2022	72,185	12,674	47,185	27,158	159,202
September 30, 2022	96,464	18,658	45,711	3,915	164,748
December 31, 2022	97,130	21,604	45,212	817	164,763
March 31, 2023	76,800	13,234	46,554	14,150	150,738
June 30, 2023	73,091	10,876	50,636	21,475	156,078
September 30, 2023	71,200	7,509	52,750	20,494	151,953
The MoGas and Omega Pipeline Systems generally have stable revenues throughout the year and will complete necessary pipeline maintenance during the "non-heating" season, or quarters two and three. Therefore, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Table of Contents	Glossary of Defined Terms

LIQUIDITY AND CAPITAL RESOURCES
Overview
At September 30, 2023, we had liquidity of $14.2 million, comprised of cash of $9.2 million plus revolver availability of $5.0 million. We use cash flows generated from MoGas and Omega operations and cash flows generated from our interest in Crimson's operations that are distributed to us to fund current obligations, projected working capital requirements, debt service payments and dividend payments. Distributions from MoGas, Omega and Crimson are subject to certain limitations as discussed under the "Crimson Credit Facility" below. The Company does not currently expect those restrictions to affect the ability of the Company to meet its cash obligations.
During the first quarter of 2023, the Company retained an advisor to lead a process for the sale of its MoGas and Omega pipeline assets. On May 25, 2023, we announced entry into a definitive agreement to sell the MoGas and Omega pipeline systems to Spire, Inc. for approximately $175.0 million in cash, subject to final working capital adjustments. Completion of the transaction remains subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other closing conditions specified in the definitive agreement. Although we currently expect to complete the sale around the end of the calendar year, there can be no assurance that we will complete the sale on this expected timeline or at all. We expect that the sale will generate sufficient net proceeds to repay our Crimson Credit Facility in full. We also expect that the remaining proceeds, combined with a new credit facility or other financing alternatives, will enable us to retire a material percentage of our outstanding 5.875% Convertible Notes prior to maturity, although no assurance can be given that the Company will be able to do so.
On September 13, 2023, we announced that we received a notice (the "Notice") from the NYSE indicating that we are no longer in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Common Stock was less than $1.00 per share over a consecutive 30 trading-day period. We notified the NYSE of our plans to resolve the stock price deficiency and return to compliance with the continued listing standard. We can regain compliance at any time within the six-month cure period following receipt of the Notice if, on the last trading day of any calendar month during the cure period, our Common Stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. We will closely monitor our Common Stock price during the period and will, if necessary, consider available alternatives within our control to resolve the stock price non-compliance. Our Common Stock will remain listed and traded on the NYSE during the six-month cure period, subject to our compliance with other NYSE continued listing standards.
Additionally, in order to maintain the NYSE listing of our Common Stock, the market capitalization of our Common Stock, including our Class B Common Stock and Class B common stock issuable upon the conversion of Class A-2 and A-3 units of Crimson, cannot be below $15.0 million for 30 consecutive trading days. This currently equates to a Common Stock share price of $0.55. The market price for our Common Stock has declined significantly. There can be no assurances that we will be able to maintain such listing or obtain an alternative listing on another exchange as required under the Indenture governing our 5.875% Convertible Notes.
If we are unable to maintain the listing of our Common Stock on the NYSE or obtain an alternative listing on another exchange required under the Indenture governing our 5.875% Convertible Notes, our failure to do so will constitute a "fundamental change" under the Indenture, in which case, we must make an offer to repurchase all of the outstanding 5.875% Convertible Notes at a price equal to the principal amount of such notes, plus any accrued and unpaid interest. We project that we will not have sufficient cash on hand or available liquidity to repurchase all of the outstanding 5.875% Convertible Notes in the event that we are required to do so. Our failure to make or complete the repurchase offer would result in an event of default under the Indenture. Any such default would have a material adverse impact on the Company's liquidity and capital resources.
Based on Management's current forecasts, and assuming a successful sale of the MoGas and Omega pipeline assets on our expected timeline and our ability to regain compliance with NYSE continued listing standards, we expect that future operating cash flows, together with current liquidity and proceeds from asset dispositions, will be sufficient to meet our ongoing working capital, operating requirements and debt service for at least the next 12 months. On February 6, 2023, the Company announced a suspension of dividends to further enhance liquidity to address near-term debt maturities and continue its focus on reducing total leverage. If the MoGas and Omega sale does not occur in early 2024, our operating cash flow may not be sufficient to service our debt instruments or comply with the covenants contained therein in 2024. If the Company is unable to extend the maturity date of the Crimson Credit Facility, or to repay or refinance it by May 3, 2024, or meet the covenants contained therein until such repayment or refinancing, the Company's ability to meet its obligations would be adversely affected. Failure to extend the maturity date or repay the debt prior to its contractual maturity or a default under the applicable debt agreements could result in the potential foreclosure on the collateral securing such debt.

Table of Contents	Glossary of Defined Terms

The foregoing events and conditions raise substantial doubt about our ability to continue as a going concern. However, our management believes it is probable the sale of MoGas and Omega will be successful and enable us to fully retire the Crimson Credit Facility before its contractual maturity and allow us to sufficiently service debt instruments and comply with the covenants contained therein in 2024, although no assurance can be given that we will be able to do so. Additionally, we believe it is probable that the sale of MoGas and Omega and other available options will allow us to regain compliance with the NYSE minimum listing standard and avoid delisting and the requirement to make an offer to repurchase the outstanding 5.875% Convertible Notes as described above, although no assurance can be given that we will be able to do so. As a result, we have concluded that management's plans are probable of being achieved to alleviate substantial doubt of our ability to continue as a going concern.
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
Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
	(Unaudited)
Net cash provided by (used in):
Operating activities	$5,830,012	$26,998,258
Investing activities	(13,369,204)	(5,186,753)
Financing activities	(1,048,328)	(12,703,440)
Net change in cash and cash equivalents	$(8,587,520)	$9,108,065
Cash Flows from Operating Activities
Net cash flows provided by operating activities for the nine months ended September 30, 2023 were primarily attributable to $10.7 million in net loss, offset by (i) $5.4 million in working capital changes and (ii) $10.6 million in depreciation and amortization.
Net cash flows provided by operating activities for the nine months ended September 30, 2022 were primarily attributable to $9.0 million in net loss, offset by (i) $16.2 million loss on impairment of goodwill, (ii) $6.1 million in working capital changes and (iii) $13.2 million in depreciation and amortization.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 was primarily attributable to the $13.5 million of cash utilized to acquire property and equipment.
Net cash used by investing activities for the nine months ended September 30, 2022 was primarily attributable to $7.8 million of cash utilized to acquire property and equipment, partially offset by $2.4 million in proceeds from reimbursable projects.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 was primarily attributable to advances on the Crimson Revolver of $11.0 million, offset by (i) payments on the revolver of $1.0 million, (ii) principal payments of $7.0 million on the Crimson Term Loan and (iii) payments on financing arrangements of $3.5 million.
Net cash used in financing activities for the nine months ended September 30, 2022 was primarily attributable to (i) $2.2 million of common dividends paid, partially offset by $601 thousand of reinvestment of dividends paid to common stockholders, (ii) $7.2 million of preferred stock dividends paid, (iii) $2.4 million of distributions paid to non-controlling interests, (iv) $9.0 million advances on the Crimson Revolver, offset by $4.0 million of payments on the Crimson Revolver, and (v) $6.0 million of principal payments on the Crimson secured credit facility.

Table of Contents	Glossary of Defined Terms

Cumulative Unpaid Dividends
As a result of the existing cumulative unpaid dividends on our Series A Preferred Stock of $7.2 million and the Crimson A-1 Units of $2.4 million, we are currently not eligible to register the offer and sale of securities on a Form S-3 registration statement or utilize our existing Form S-3 registration statements for any such offer or sale. This creates additional limitations on our ability to raise capital in the capital markets, potentially increasing our costs of raising capital in the future. We have been focused on improving operational efficiency and driving stable and increasing cash flows from operations, including by undertaking the sale of assets and completing a thorough review of our business and capital structure and evaluating a wide range of opportunities to further strengthen our balance sheet and financial flexibility.
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
The pipeline regulatory environment in California is one of the most stringent in the world, which generally results in additional operating and maintenance expenditures compared to other regions. The California regulators have increased their activity level in overseeing the pipeline activities in the state. This increased activity level has resulted in additional maintenance expenditures and may continue to increase in the future, but the additional specific financial impact is currently not known. We will continue to work closely with all regulators to ensure compliance with all rules and regulations, both new and existing.
In October 2015, the Governor of California signed the Oil Spill Response: Environmentally and Ecologically Sensitive Areas Bill ("AB-864") which requires new and existing pipelines located near environmentally and ecologically-sensitive areas connected to or located in the coastal zone to use best available technologies to reduce the amount of oil released in an oil spill to protect state waters and wildlife. The California Office of the State Fire Marshal has developed the regulations required by AB-864. The Company submitted recommendations for pipeline segment improvements in December 2021, which were subsequently accepted by the California Office of the State Fire Marshal in 2022. All expenditures are recoverable under the cost-of-service framework. The Company has begun the process of making the recommended modifications and the expenditures will continue into 2024. The Company has submitted a filing with the CPUC to implement a surcharge on existing tariffs to recover the costs associated with the regulation. However, at least one shipper has protested the filing so the surcharge cannot be implemented until the case is ruled on by the CPUC. The CPUC is expected to provide a ruling on the surcharge for AB-864 at the same time as the ruling on the 35% tariff increase on our Southern California pipeline, which is currently expected to occur in the fourth quarter 2023 or first quarter of 2024. This will result in the Company funding these expenses in advance of recovery by surcharge or tariff.
Crimson may incur substantial amounts of capital expenditures in certain periods in connection with large maintenance projects. In 2023, Crimson expects to incur asset maintenance expenses in a range of $8.0 million to $10.0 million and maintenance capital expenditures in a range of $10.0 million to $12.0 million.

	Maintenance Expenditures
Three Months Ended	Expense	Capital
March 31, 2022	$744,509	$1,442,550
June 30, 2022	1,443,368	1,475,433
September 30, 2022	1,860,100	1,180,794
December 31, 2022	2,541,223	3,184,699
March 31, 2023	1,138,957	2,222,948
June 30, 2023	2,364,554	2,099,717
September 30, 2023	2,963,641	4,234,518

Table of Contents	Glossary of Defined Terms

Material Cash Requirements
The following table summarizes our material cash requirements and other obligations as of September 30, 2023:

	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Crimson Term Loan(1)	$59,000,000	$59,000,000	$—	$—	$—
Interest payments on Crimson Term Loan(2)		3,597,627	—	—	—
Crimson Revolver(1)	45,000,000	45,000,000	—	—	—
Interest payments on Crimson Revolver(2)		3,046,925	—	—	—
5.875% Convertible Notes(1)	118,050,000	—	118,050,000	—	—
Interest payments on 5.875% Convertible Notes(1)		6,935,438	6,935,438	—	—
Leases (3)(4)		814,271	1,834,778	1,912,279	4,864,137
Notes payable(5)		472,500	463,750	—	—
Series A Preferred Stock dividend requirements(6)		—	—	—	—
Distributions on Crimson Class A-1 Units(7)		—	—	—	—
Totals		$118,866,761	$127,283,966	$1,912,279	$4,864,137
(1) See Part I, Item 1, Note 11 ("Debt").
(2) Forecasted interest rate between 9% - 11%, See Part I, Item 1 Note 11 ("Debt").
(3) See Part I, Item 1, Note 5 ("Leases").
(4) During 2022, Crimson entered into a new lease which commenced upon possession of the property during Q2 2023. No lease payments are due for the first year.
(5) Notes payable is included in Accounts Payable and other accrued liabilities on the Consolidated Balance Sheet.
(6) During the first quarter of 2023, the Company suspended dividend payments on the Series A Preferred Stock, which will accrue dividends annually at $1.84375 per share. Any accumulated Series A Preferred Stock dividends must be paid prior to the Company resuming common dividend payments. As of September 30, 2023, the accumulated $7.2 million in unpaid dividends has not been included in this table as we cannot reasonably determine when or if we will reinstate those dividend payments.

(7) Based on the suspension of dividend payments on the Company's Series A Preferred Stock, the Crimson Class A-1 Units will not receive dividends. As of September 30, 2023, the Grier Members have an unpaid distribution of $2.4 million that has not been included in this table as we cannot reasonably determine when or if we will declare dividends on the Company's Series A Preferred Stock, such that the Crimson Class A-1 units may be eligible for dividends again.

Impact of Inflation and Rising Interest Rates
We have experienced significant increases in interest rates and the cost of energy, transportation, and distribution. The Company's effective interest rate on the Crimson Credit facility was approximately 5% for the nine months ended September 30, 2022 as compared to approximately 10% for the nine months ended September 30, 2023, and we expect the effective interest rate on the Crimson Credit Facility to range between 9.0% and 11.0% during the remainder of 2023. These inflationary trends, including increasing interest rates, have and may continue to have a material adverse impact on our business, financial condition and results of operations.
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
During the nine months ended September 30, 2023, we spent $8.6 million on maintenance capital expenditures and we spent $1.7 million for our expansion capital projects.

Table of Contents	Glossary of Defined Terms

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
The loans under the Crimson Credit Facility are scheduled to mature on May 3, 2024. The Crimson Term Loan requires quarterly payments of $2.0 million in arrears on the last business day of March, June, September and December, commencing on June 30, 2021 and increasing to $3.0 million per quarter beginning September 30, 2023. Subject to certain conditions, all loans made under the Credit Agreement, as amended, shall, at the option of the Borrowers, bear interest at either (a) Adjusted SOFR plus a spread of 325 to 450 basis points, or (b) a rate equal to the highest of (i) the prime rate established by the Administrative Agent, (ii) the federal funds rate plus 0.5%, or (iii) the one-month Adjusted SOFR rate plus 1.0%, plus a spread of 225 to 350 basis points. The applicable spread for each interest rate is based on the Total Leverage Ratio (as defined in the Crimson Credit Facility). As of September 30, 2023, the applicable interest rate for the Crimson Term Loan was 10.20%.
For a summary of the additional material terms of the Crimson Credit Facility, please refer to Part IV, Item 15, Note 14 ("Debt") included in our 2022 Annual Report, and Part I, Item 1, Note 11 ("Debt") included in this Report. We were in compliance with all financial and other covenants under the Crimson Credit Facility at September 30, 2023.

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

The Indenture for the 5.875% Convertible Notes provides that if our Common Stock is not listed on the NYSE (or an alternative stock exchange specified in the Indenture), a "fundamental change" has occurred. Upon the occurrence of a fundamental change, we will be required to make an offer to repurchase the 5.875% Convertible Notes at a price equal to the principal amount of such notes, plus any accrued and unpaid interest. Our failure to make or complete the repurchase offer is a default under the Indenture.
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
Refer to Part IV, Item 15, Note 14 ("Debt") included in our 2022 Annual Report and Part I, Item 1, Note 11 ("Debt") included in this Report for additional information concerning the 5.875% Convertible Notes. We were in compliance with all financial and other covenants under the Indenture governing the 5.875% Convertible Notes at September 30, 2023.
Shelf Registration Statements
On October 30, 2018, we registered 1,000,000 shares of Common Stock for issuance under our dividend reinvestment plan ("DRIP") pursuant to a separate shelf registration statement filed with the SEC. As of September 30, 2023, we had issued 386,379 shares of Common Stock under our DRIP pursuant to the shelf resulting in remaining availability of approximately 613,621 shares of Common Stock.
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

Table of Contents	Glossary of Defined Terms

Omega sale on our expected timeline and our ability to regain compliance with NYSE continued listing standards, we currently believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities as the debt comes due as well as fund our planned investments, as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us. Additionally, our liquidity and capitalization may be impacted by the optional redemption of the Series A Preferred Stock. The depositary shares are currently eligible to be redeemed, at our option, in whole or in part, at the $25.00 liquidation preference plus all accrued and unpaid dividends to, but not including, the date of redemption.
The following is our liquidity and capitalization as of September 30, 2023 and December 31, 2022:

Liquidity and Capitalization
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$9,242,962	$17,830,482
Revolver availability	$5,000,000	$15,000,000

Revolving credit facility	$45,000,000	$35,000,000
Long-term debt (including current maturities)(1)	175,532,838	181,657,983
Stockholders' equity:
Series A Cumulative Redeemable Preferred Stock 7.375%, $0.001 par value(2)	129,525,675	129,525,675
Common Stock, non-convertible, $0.001 par value	15,354	15,254
Class B Common Stock, $0.001 par value	684	684
Additional paid-in capital	327,183,361	327,016,573
Retained deficit	(346,940,752)	(333,785,097)
Non-controlling interest	119,321,064	116,893,428
Total CorEnergy Equity	$229,105,386	$239,666,517
Total CorEnergy Capitalization	$449,638,224	$456,324,500
(1) Long-term debt is presented net of discount and deferred financing costs.
(2) Excludes $7.2 million of cumulative unpaid dividends related to the Series A Preferred Stock. The table also excludes $2.4 million of cumulative unpaid dividends related to the Crimson A-1 Units.
The above table does not give effect to the conversion of the non-controlling interest, representing the Crimson Class A-1, Class A-2, and Class A-3 Units, into our securities. Such conversion is subject to CPUC approval and will be elective by the holder(s) of the non-controlling interest.

Table of Contents	Glossary of Defined Terms

Prospective Capitalization Table
		Adjustments	Prospective for Non-Controlling Interest Reorganization and Class B Conversion
	September 30, 2023 Actual(1)	Non-Controlling Interest Reorganization and Class B Conversion(2)(3)
Cash and Cash Equivalents	$9,242,962	$—	$9,242,962

Debt
Revolving Credit Facility	$45,000,000	$—	$45,000,000
Long-Term Debt (including current maturities)(4)	175,532,838	—	175,532,838
Total Debt	$220,532,838	$—	$220,532,838

Stockholders' Equity
Preferred Stock
Series A Preferred Stock	$129,525,675	$39,325,330	$168,851,005
Total	$129,525,675	$39,325,330	$168,851,005

Common Stock	$15,354	$8,089	$23,443
Class B Common Stock	684	(684)	—
Additional Paid-In Capital	327,183,361	71,457,379	398,640,740
Retained Deficit	(346,940,752)	8,530,950	(338,409,802)
Total Equity to Common Shareholders	$(19,741,353)	$79,995,734	$60,254,381
Non-controlling interest(4)	119,321,064	(119,321,064)	—
Total Equity	$229,105,386	$—	$229,105,386

Total Capitalization	$449,638,224	$—	$449,638,224

Shares Outstanding
Common Stock	15,353,833	8,089,321	23,443,154
Class B Common Stock	683,761	(683,761)	—
Total Shares Outstanding	16,037,594	7,405,560	23,443,154

Book Value of Outstanding Shares	$(1.23)		$2.57
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
Impairment of Long-Lived Assets
We assess our long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors that may indicate potential impairment include, but are not limited to, significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. As of September 30, 2023, we performed a recoverability assessment for impairment of our crude oil pipeline asset groups and concluded that the asset groups were recoverable based on our projection of undiscounted cash flows over the remaining useful life and thus the assets were not impaired and no loss was recorded during the three and nine months ended September 30, 2023. We utilized certain rate assumptions that are subject to CPUC approval or rate negotiations for each of our asset groups and tested for recoverability with such rates. In the event the actual rate changes are not consistent with the assumptions utilized, the asset groups may be subject to impairment in future periods.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. Debt used to finance our acquisitions may be based on floating or fixed rates. As of September 30, 2023, we had debt with an outstanding balance of $177.1 million, excluding the Crimson Revolver, comprised of $59.0 million associated with the Crimson Term Loan and $118.1 million associated with the 5.875% Convertible Notes. Current maturities under the Crimson Credit Facility amount to $104.0 million related to the Crimson Term Loan and Crimson Revolver. As of September 30, 2023, we had $45.0 million in borrowings under our Crimson Revolver.
Borrowings under the Crimson Credit Facility are variable-rate based on either (a) SOFR pricing spread or (b) a rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the one-month Adjusted SOFR rate plus 1.0%, plus a pricing spread. The applicable spread for each interest rate is redetermined quarterly based on the Total Leverage Ratio (as defined in the Crimson Credit Facility). Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. A 100 basis point increase or decrease in current SOFR rates would have resulted in a current interest rate of 11.20% or 9.20%, respectively, for the Crimson Credit Facility. Under the Crimson Credit Facility, a 100 basis point increase or decrease in the current SOFR rate would have resulted in an approximately $763 thousand increase or decrease in interest expense for the nine months ended September 30, 2023.
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
Certain of Crimson's transportation agreements and tariffs for crude oil shipments also include a PLA, as discussed above. As is common in the pipeline transportation industry, Crimson earns a small percentage of the crude oil transported, deemed earned PLA inventory, which it can then sell. The realized PLA volume earned and available for sale is net of differences in measurement and actual volumes gained or lost. This allowance revenue is subject to more volatility than transportation revenue, as it is directly dependent on Crimson's measurement capability and commodity prices. As a result, the income Crimson realizes under its loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. As of September 30, 2023, Crimson did not have any open hedging agreements to mitigate its exposure to decreases in commodity prices through its loss allowances; however, it has previously entered into such agreements and may do so in the future.
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

Table of Contents	Glossary of Defined Terms

this Report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were not effective as of September 30, 2023 because the material weakness discussed below under “Previously Reported Material Weakness” that existed as of December 31, 2022 had not been remediated by the end of the period covered by this Report. This material weakness in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below. Notwithstanding the identified material weakness, management believes that the unaudited consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.
Previously Reported Material Weakness
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting included a material weakness related to the operation of our controls within the financial statement closing process associated with the review and approval of the financial statements. Specifically, the Company's application of the accounting treatment associated with non-routine complex transactions and the classification and presentation of certain accounts and disclosures in the consolidated financial statements were not appropriately evaluated and implemented. This material weakness had not been fully remediated by the end of the period covered by this Report.
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
ITEM 1A. RISK FACTORS

Part I, Item 1A, "Risk Factors" in our 2022 Annual Report sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended September 30, 2023. In addition, those risk factors are supplemented by the additional risk factor below.

We are currently out of compliance with the NYSE minimum share price requirement and are at risk of the NYSE delisting our Common Stock, which could negatively affect our Company, the price of our Common Stock and our stockholders' ability to sell our Common Stock and may lead to potential events of default on existing debt instruments.
On September 12, 2023, we received a notice (the "Notice") from the NYSE indicating that we are no longer in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Common Stock was less than $1.00 per share over a consecutive 30 trading-day period. We notified the NYSE of our plans to resolve the stock price deficiency and return to compliance with the continued listing standard. We can regain compliance at any time within the six-month cure period following receipt of the Notice if, on the last trading day of any calendar month during the cure period, our Common Stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. We are closely monitoring our Common Stock price during the period and will, if necessary, consider available alternatives to resolve the stock price non-compliance. While we are working to cure this deficiency and remain in compliance with this continued listing standard, there can be no assurance that we will be able to cure this deficiency or if we will cease to comply with another continued listing standard of the NYSE.

Additionally, our Common Stock could also be delisted if the market capitalization of our Common Stock, including our Class B Common Stock and Class B Common Stock issuable upon the conversion of Class A-2 and A-3 units of Crimson, falls below $15.0 million for 30 consecutive trading days, in which case we would not have an opportunity to cure the deficiency, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our Common Stock, subject to our right to appeal under NYSE rules. We cannot assure you that any appeal we undertake in these or other circumstances will be successful.
A delisting of our Common Stock, either as a result of a failure to regain compliance with the NYSE's minimum share price requirement or our failure to satisfy other qualitative or quantitative standards for continued listing on the NYSE, could negatively impact us by, among other things, reducing the liquidity and market price of our Common Stock, reducing the number of investors willing to hold or acquire our Common Stock, and limiting our ability to issue additional securities or obtain financing in the future. In addition, if we are unable to maintain the listing of our Common Stock on the NYSE or obtain an alternative listing on another exchange required under the Indenture governing our 5.875% Convertible Notes, our failure to do so will constitute a "fundamental change" under the Indenture, in which case, we must make an offer to repurchase all of the outstanding 5.875% Convertible Notes at a price equal to the principal amount of such notes, plus any accrued and unpaid interest. There can be no assurance we would have sufficient funds available to repurchase the 5.875% Convertible Notes if required to do so.
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

Table of Contents	Glossary of Defined Terms

We did not sell any securities during the quarter ended September 30, 2023 that were not registered under the Securities Act of 1933.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
The information set forth under the heading "Dividends" in Item 2 of Part I of this Report is incorporated by reference into this Item 3.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

There were no reportable events during the quarter ended September 30, 2023.

Table of Contents	Glossary of Defined Terms

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

10.1
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
101**
The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
November 7, 2023

By:	/s/ David J. Schulte
David J. Schulte
Chairman and Chief Executive Officer
(Principal Executive Officer)
November 7, 2023