Form 10-K
period 2023-12-31
CorEnergy Infrastructure Trust, Inc.
filed 2024-05-14
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-K
 ___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-33292
_________________________________________________________
CORENERGY INFRASTRUCTURE TRUST, INC.
______________________________________________________________________
(Exact name of registrant as specified in its charter)

Maryland	20-3431375
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1100 Walnut, Ste. 3350 Kansas City, MO	64106
(Address of Principal Executive Offices)	(Zip Code)

(816) 875-3705
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
None	None	None*
*On February 27, 2024, the NYSE filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist the registrant's common stock and 7.375% Series A Cumulative Redeemable Preferred Stock from the New York Stock Exchange. The delisting became effective on March 11, 2024. The deregistration of the registrant's common stock and 7.375% Series A Cumulative Redeemable Preferred Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended, will be effective 90 days, or such shorter period as the SEC may determine, after the filing date of the Form 25. The common stock and 7.375% Series A Cumulative Redeemable Preferred Stock currently trade on the OTC Pink Marketplace under the symbols "CORRQ" AND "CORLQ," respectively.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price on that date of $1.13 on the New York Stock Exchange, was $16,417,281. Common shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares (as determined by information provided to the registrant) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 10, 2024, the registrant had 15,818,791 shares of Common Stock outstanding.

Index to Financial Statements	Glossary of Defined Terms
CorEnergy Infrastructure Trust, Inc.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
Bankruptcy Code: title 11 of the United States Code.

Bankruptcy Court: the United States Bankruptcy Court for the Western District of Missouri.
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
Chapter 11 Case: on February 25, 2024, CorEnergy filed a voluntary petition to commence proceedings under Chapter 11 (the "Chapter 11 Case") of the Bankruptcy Code in the Bankruptcy Court.
Class B Common Stock: the Company's Class B Common Stock, par value $0.001 per share. The Class B Common Stock was converted to Common Stock on February 4, 2024 at a ratio of 0.68:1.00.
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
Company or CorEnergy: CorEnergy Infrastructure Trust, Inc.
Compass SWD: Compass SWD, LLC, the current borrower under the Compass REIT Loan.
Compass REIT Loan: the financing notes between Compass SWD and Four Wood Corridor.
Consenting Noteholders: certain holders of approximately 90% of the Convertible Notes that are parties to the Restructuring Support Agreement.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)
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
Convertible Notes: the Company's 5.875% Unsecured Convertible Senior Notes due 2025.
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
Crimson Credit Facility: the Amended and Restated Credit Agreement, dated as of February 4, 2021, with Crimson Midstream Operating and Corridor MoGas, as co-borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing bank, which provides borrowing capacity of up to $155.0 million, consisting of: the $50.0 million Crimson Revolver, the $80.0 million Crimson Term Loan and an uncommitted incremental facility of $25.0 million. The Crimson Credit Facility was repaid and terminated upon the closing of the sale of the MoGas and Omega Pipeline systems on January 19, 2024.
Crimson Midstream Operating: Crimson Midstream Operating, LLC, a wholly-owned subsidiary of Crimson and a co-borrower under the Crimson Credit Facility and a direct owner of CPUC-regulated crude oil pipeline companies.
Crimson Pipeline System: an approximately 2,000-mile crude oil transportation pipeline system, which includes approximately 1,100 active miles, with associated storage facilities located in southern California and the San Joaquin Valley, owned and operated by subsidiaries of Crimson.
Crimson Revolver: the $50.0 million secured revolving line of credit facility with Wells Fargo Bank, National Association, entered into on February 4, 2021. The Crimson Revolver was repaid and terminated upon the closing of the sale of the MoGas and Omega Pipeline systems on January 19, 2024.
Crimson Term Loan: the $80.0 million secured term loan with Wells Fargo Bank, National Association, entered into on February 4, 2021. The Crimson Term Loan was repaid and terminated upon the closing of the sale of the MoGas and Omega Pipeline systems on January 19, 2024.
Crimson Transaction: the Company's acquisition of a 49.50% voting interest in Crimson, effective February 1, 2021, with the right to acquire the remaining 50.50% voting interest upon receiving CPUC approval.
Dividend Reinvestment Program or DRIP: the dividend reinvestment plan that allows for, at the option of the shareholder, to have distributions automatically reinvested in Common Stock.
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
Indenture: that certain Indenture, dated August 12, 2019, between the Company and U.S. Bank National Association, as Trustee for the Convertible Notes.
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
MoGas: MoGas Pipeline LLC, an indirect wholly-owned subsidiary of CorEnergy. CorEnergy sold MoGas to Spire on January 19, 2024.
MoGas Pipeline System: an approximately 263-mile interstate natural gas pipeline system located in and around St. Louis and extending into central Missouri, which is owned and operated by MoGas. CorEnergy sold the MoGas Pipeline System to Spire on January 19, 2024.
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
NYSE: New York Stock Exchange.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)
Omega: Omega Pipeline Company, LLC, a wholly-owned subsidiary of Mowood, LLC, which is a wholly-owned subsidiary of CorEnergy. CorEnergy sold Omega to Spire on January 19, 2024.
Omega Pipeline System: a 75-mile natural gas distribution system providing unregulated service in south central Missouri, which is owned and operated by Omega. CorEnergy sold the Omega Pipeline System to Spire on January 19, 2024.
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
PLR: the Private Letter Ruling dated November 16, 2018 (PLR 201907001) issued to CorEnergy by the IRS.
Plan of Reorganization or Proposed Plan: the proposed plan of reorganization substantially in the form filed as Docket No. 133 in the Chapter 11 Case (as amended, supplemented or otherwise modified from time to time).
QDI: qualified dividend income.
REIT: Real Estate Investment Trust.
Restructuring Support Agreement or RSA: the restructuring support agreement dated as of February 25, 2024, among the Company and the Consenting Noteholders, under which the Consenting Noteholders agreed, subject to certain terms and conditions, to support a financial and operational restructuring of the existing debt of, and existing equity interests in, and certain obligations of the Company pursuant to the Plan of Reorganization to be implemented through the Chapter 11 Case.
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
Spire: Spire, Inc., CorEnergy sold the MoGas and Omega Pipeline Systems to Spire on January 19, 2024 in an all-cash transaction of $175.0 million.
SWD: SWD Enterprises, LLC, the previous debtor of the financing notes with Four Wood Corridor.
TRS: taxable REIT subsidiary.
United Property Systems: United Property Systems, LLC, an indirect wholly-owned subsidiary of CorEnergy, acquired with the MoGas transaction in November 2014. CorEnergy sold United Property Systems along with the MoGas and Omega Pipeline systems to Spire on January 19, 2024.
Variable Interest Entity or VIE: a term used by the Financial Accounting Standards Board ("FASB") to refer to a legal entity with certain characteristics such that a public company with a financial interest in the entity is subject to certain financial reporting requirements. Crimson Midstream Holdings is considered to be a VIE.

Table of Contents	Glossary of Defined Terms

ITEM 1. BUSINESS
GENERAL
CorEnergy Infrastructure Trust, Inc. ("CorEnergy") was organized as a Maryland corporation and commenced operations on December 8, 2005. As used in this Annual Report on Form 10-K, the terms "we", "us", "our" and the "Company" refer to CorEnergy and its subsidiaries.

Chapter 11 Bankruptcy

On February 25, 2024 (the "Petition Date"), CorEnergy Infrastructure Trust, Inc. commenced the filing of the Chapter 11 Case. Neither Crimson nor any other CorEnergy subsidiary has filed for bankruptcy. Both the Company and Crimson expect to have sufficient liquidity to continue operating without interruption during and after the Company's restructuring process being implemented through the Chapter 11 Case.

The Chapter 11 Case is being administered under the caption "In re: CorEnergy Infrastructure Trust, Inc." Additional information about the Chapter 11 Case, including access to Bankruptcy Court documents, is available online at https://cases.stretto.com/corenergy, a website administered by Stretto, a third-party bankruptcy claims and noticing agent. The documents and other information on this website are not part of this Annual Report on Form 10-K and shall not be incorporated by reference herein.

The Company is currently operating its business as a "debtor in possession" in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. After the Company commenced the Chapter 11 Case, the Bankruptcy Court granted certain relief requested by the Company enabling it to operate in the ordinary course of business and minimize the effect of the bankruptcy on the Company's business, including, among other things, authorizing the Company to pay employee wages and benefits, maintain existing banking practices and additional customary operational and administrative relief.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Chapter 11 Case automatically enjoined, or stayed, the continuation of most judicial and administrative proceedings or filings of other actions against the Company or its property to recover, collect or secure a claim arising prior to the Petition Date. Accordingly, although the filing of the Chapter 11 Case triggered an event of default that accelerated obligations under the Indenture for the Convertible Notes, creditors are stayed from taking any actions against the Company as a result of such default, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Company's prepetition liabilities are subject to settlement under the Bankruptcy Code. However, as discussed below, the Plan of Reorganization contemplates that certain liabilities would be reinstated or paid in full in the ordinary course of business if the Plan of Reorganization is approved by the Bankruptcy Court.

As further described in the Company's Current Report on Form 8-K filed with the SEC on February 26, 2024, on February 25, 2024, prior to the commencement of the Chapter 11 Case, the Company entered into the Restructuring Support Agreement with the Consenting Noteholders. Under the RSA, the Consenting Noteholders have agreed, subject to certain terms and conditions, to support a financial and operational restructuring of the existing debt of, existing equity interests in, and certain obligations of the Company pursuant to the proposed Plan of Reorganization, substantially in the form attached as an exhibit to the RSA, to be implemented through the Chapter 11 Case.

On March 19, 2024, the Bankruptcy Court entered an order conditionally approving the disclosure statement and approving certain voting and solicitation procedures related to the Chapter 11 Case.

The RSA requires the Company to seek to have the Plan of Reorganization confirmed by the Bankruptcy Court no later than 105 calendar days after the Petition Date and the Plan of Reorganization become effective no later than 30 days after such confirmation date. Before the Bankruptcy Court will confirm the Plan of Reorganization, the Bankruptcy Code requires at least one "impaired" class of claims votes to accept the Plan of Reorganization. A class of claims votes to "accept" the Plan of Reorganization if voting creditors that hold a majority in number and two-thirds in amount of claims in that class approve the Plan of Reorganization. The RSA requires the Consenting Noteholders vote in favor of and support the Plan of Reorganization. On April 30, 2024, the Company filed its declaration regarding the results of voting indicating that all three of the voting classes had voted to accept the Plan of Reorganization.

The Plan of Reorganization contemplates treatment of the claims of the Company's stakeholders as set forth below:

•Each secured claim will be reinstated or paid in full (or otherwise treated such that it will remain unimpaired in accordance with Section 1124 of the Bankruptcy Code).

Table of Contents	Glossary of Defined Terms

•Each other priority claim (each claim as defined in Section 101(5) of the Bankruptcy Code entitled to prior in right of payment under Section 507(a) of the Bankruptcy Code, but excluding certain administrative and tax claims), will be reinstated or paid in full in the ordinary course of business (or otherwise treated consistent with Section 1129(a)(9) of the Bankruptcy Code).

•Each unsecured claim will be reinstated or paid in full in the ordinary course of business in accordance with the terms and conditions of the particular transaction giving rise to such claim.

•Each holder of Convertible Notes will receive its pro rata share of the following in exchange for the Convertible Notes: (i) $23.6 million (subject to adjustment upwards based on the amount of Excess Effective Date Cash (as defined below)); (ii) the principal amount of Takeback Debt (as defined below); (iii) 88.96% of the shares of common stock of the reorganized Company (the "New Common Stock") (subject to dilution by the Management Incentive Plan and further subject to adjustment downwards based on the amount of Excess Effective Date Cash, subject to a cap); and (iv) Excess Effective Date Cash (defined as the amount of cash held by the Company on the effective date of the Plan of Reorganization in excess of $12.0 million capped at $8.5 million).

•If the holders of the Company's Series Preferred Stock approve the Plan of Reorganization, each holder will receive such holder's pro rata share of 8.25% of the New Common Stock (subject to dilution by the Management Incentive Plan and further subject to adjustment upwards based on the amount of Excess Effective Date Cash, subject to a cap) in exchange for the Preferred Stock. If the holders of the Series A Preferred Stock do not approve the Plan of Reorganization, (i) each holder will receive such holder's pro rata share of the Company's liquidation value as set forth in the disclosure statement, which amount is estimated to be $0.00 and the Series A Preferred Stock will be cancelled and (ii) the percentage of New Common Stock that would have been allocated to the holders of the Series A Preferred Stock will be reallocated to the holders of Convertible Notes and holders of Crimson Class A-1 Units.

•Each holder of the Company's Common Stock will receive such holder's pro rata share of the Company's liquidation value as set forth in the disclosure statement, which amount is estimated to be $0.00 and the Common Stock will be cancelled.

•With respect to all Crimson Class A-1 Units, the holders thereof will receive the right to exchange such units into 2.79% of the New Common Stock in substitution for their right to exchange such units into the Series A Preferred Stock (subject to dilution by the Management Incentive Plan and further subject to adjustment upwards based on the amount of Excess Effective Date Cash, subject to a cap) and any tracking dividend or liquidation rights that existed with respect to the Series A Preferred Stock, will now track to the percentage interest in the New Common Stock. With respect to all Class A-2 and Class A-3 Units of Crimson, the holders thereof will have their rights to exchange such units into shares of Common Stock of the Company cancelled.

The Plan of Reorganization includes a term sheet pursuant to which the holders of the Convertible Notes will provide the reorganized Company with a five-year secured term loan in the principal amount of $45.0 million bearing interest at 12% per annum with interest starting to accrue on April 4, 2024, and payable on a quarterly basis (the "Takeback Debt"). The term sheet also provides that certain holders of the Convertible Notes and other lenders will provide the reorganized Company with a one-year $10.0 million revolving credit facility the proceeds of which will be limited to certain specified emergency uses. Amounts drawn under the revolving credit facility will bear interest at one-month SOFR plus 3% per annum with interest payable on a quarterly basis.

The Plan of Reorganization provides that the reorganized Company will adopt a management incentive plan (the "Management Incentive Plan") on the effective date of the plan. All grants under the Management Incentive Plan will ratably dilute all New Common Stock issued pursuant to the Plan of Reorganization. The Management Incentive Plan will reserve exclusively for participants a pool of stock-based awards in the reorganized Company in the form of (i) warrants for 5.0% of New Common Stock and (b) 5.0% of New Common Stock, both determined on a fully diluted and fully distributed basis, which shall be reserved for distribution in accordance with the Management Incentive Plan. The reorganized Company will assume all of the Company's existing employment agreements.

The Plan of Reorganization also provides that the reorganized Company will adopt new governance documents, each in a form to be included in a supplement to the proposed plan. On April 11, 2024, the Company filed its plan supplement consisting of, among other items, the Credit Agreement, Security Agreement, Pledge and Security Agreement, Guaranty Agreement, Stockholder’s Agreement with the Consenting Noteholders, Articles of Amendment and Restatement, Fourth Amended and Restated Bylaws,

Table of Contents	Glossary of Defined Terms

and Omnibus Equity Plan. The governance documents filed with the plan supplement govern, among other things, the composition of the reorganized Company's board of directors, board and stockholder approval rights with respect to certain corporate actions, information rights, stock transfer restrictions, tag-along and drag-along rights, preemptive rights and registration rights.

The Company cannot predict the ultimate outcome of the Chapter 11 Case at this time. For the duration of the Chapter 11 proceedings, the Company's operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process. As a result of these risks and uncertainties, the amount and composition of the Company's assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceeding, and the description of the Company's operations, properties and liquidity and capital resources included in this Annual Report on Form 10-K may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 process.

Going Concern Uncertainty

Given the event of default and acceleration of the Convertible Notes, as well as the inherent risks, unknown results and inherent uncertainties associated with the bankruptcy process and the direct correlation between these matters and our ability to satisfy our financial obligations that may arise, the Company believes that there is substantial doubt that it will continue to operate as a going concern within one year after the date its consolidated financial statements are issued. The Company's ability to continue as a going concern is contingent upon its ability to successfully implement the Plan of Reorganization set forth in the RSA, which is pending approval of the Bankruptcy Court. Our financial statements have been prepared in conformity with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.

Delisting of Common Stock and Series A Preferred Stock

As previously disclosed, on December 1, 2023, the Company received a written notice from the staff of the New York Stock Exchange ("NYSE") notifying the Company that the NYSE had determined to commence proceedings to delist the Company's Common Stock and Series A Preferred Stock from the New York Stock Exchange. The NYSE reached this decision pursuant to Section 802.01B of the NYSE’s listed company manual because the Company's market capitalization had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average common stock global market capitalization over a consecutive 30 trading day period of at least $15.0 million. The NYSE indicated that it would apply to the SEC to delist the Company's Common Stock and Series A Preferred Stock upon completion of all applicable procedures, including any appeal by the Company of the NYSE staff’s decision. The Company subsequently appealed the decision.

On February 26, 2024, the Company notified the NYSE that it was withdrawing its appeal. On February 27, 2024, the NYSE filed a Form 25 with the SEC to delist the Company's Common Stock and Series A Preferred Stock from the NYSE. The delisting became effective on March 11, 2024. The deregistration of the Company's Common Stock and Series A Preferred Stock under Section 12(b) of the Exchange Act will be effective 90 days, or such shorter period as the SEC may determine, after the filing date of the Form 25. The Company's Common Stock and Series A Preferred Stock currently trade on the OTC Pink Marketplace under the symbols "CORRQ" AND "CORLQ," respectively. While the Company intends to apply for the New Common Stock to be quoted on the OTC market and to make available to stockholders financial and other information concerning the Company in accordance with applicable OTC rules following the Company's emergence from bankruptcy, there can be no assurance as to the development or liquidity of any market for the New Common Stock.

Sale of MoGas and Omega Pipeline Systems

On January 19, 2024, CorEnergy closed the sale of its MoGas and Omega pipeline systems to Spire Midstream, a subsidiary of Spire Inc. (NYSE: SR), in an all-cash transaction for $175.0 million, plus post close working capital adjustments of $1.1 million. At closing, CorEnergy repaid and canceled the Crimson Credit Facility, for a total of $108.5 million and subsequent to closing the Company will make additional payments of approximately $7.3 million for taxes and other transaction related fees, which will result in net proceeds of $60.3 million. Subsequent to this transaction, Crimson is the sole remaining operation of CorEnergy.

COMPANY OVERVIEW
We are a publicly traded REIT focused on energy infrastructure. Our business strategy is to own and operate critical energy midstream infrastructure connecting the upstream and downstream sectors within the industry. Prior to the closing of the sale of MoGas and Omega, during January 2024, we generated revenue from the transportation, via pipeline systems, of crude oil and natural gas for our customers in California and Missouri, respectively. These pipelines, consisting of our Crimson, MoGas, and

Table of Contents	Glossary of Defined Terms

Omega Pipeline Systems, are located in areas where it would be difficult to replicate rights-of-way or transport crude oil or natural gas via non-pipeline alternatives, resulting in our assets providing utility-like criticality in the midstream supply chain for our customers.
As primarily regulated assets, the value of our regulated pipelines is supported by revenue derived from cost-of-service methodology. The cost-of-service methodology is used to establish appropriate transportation rates based on several factors, including expected volumes, expenses, debt, and return on equity. The regulated nature of the majority of our assets provides a degree of support for our profitability over the long-term, where our customers primarily own the products shipped on, or stored in, our facilities. We believe that our strengths in the hydrocarbon midstream industry can be leveraged to participate in energy transition, e.g., CO2 transportation for sequestration projects.
Our Operations
The composition of our asset portfolio prior to the sale of MoGas and Omega pipeline systems is described below.
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
MoGas Pipeline System: An approximately 263-mile interstate natural gas pipeline system located in and around St. Louis and extending into central Missouri. The pipeline network provides a critical link between natural gas producing regions and local utilities. The system receives natural gas at four separate receipt points from third-party interstate gas pipelines and delivers such gas through 24 different delivery points to investor-owned natural gas distribution companies, municipalities and end users. MoGas has eight firm transportation customers. MoGas operates and maintains these assets in strict accordance with applicable safety and regulatory requirements promulgated by PHMSA. The vast majority of MoGas revenue was related to its FERC-approved firm transportation agreements with various customers, which entitled the customers to specified amounts of guaranteed capacity on the pipeline during the term of the agreements. We also earned additional revenue from our customers based on actual volumes of natural gas transported pursuant to firm transportation agreements, or interruptible transportation agreements, but such revenues comprised a minimal percentage of our total revenue. MoGas was a wholly-owned TRS of CorEnergy.
Omega Pipeline System: An approximately 75-mile natural gas distribution system located primarily on the U.S. Army's Fort Leonard Wood military post in south-central Missouri. Omega operates and maintains these assets in strict accordance with applicable safety and regulatory requirements promulgated by the Missouri Public Service Commission ("MoPUC"). The vast majority of Omega’s revenue was derived from a non-regulated Natural Gas Distribution Agreement, between Omega and the U.S. Department of Defense ("DOD"), to provide the natural gas supply, distribution assets, and operations and maintenance of the assets at Fort Leonard Wood. We also earned additional revenue from Omega Gas Marketing, LLC, which provided gas supply services to a small number of industrial and commercial customers in central Missouri near Fort Leonard Wood, but such revenues comprised a minimal percentage of our total revenue. Omega was a wholly-owned subsidiary of the Company through its interests in Mowood, which is a qualified REIT subsidiary.
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
The utilization of MoGas and Omega assets is driven by the consumption of natural gas from residential, commercial and industrial users in the region where MoGas' and Omega's assets are located. MoGas is well supplied by other interstate pipelines originating in the Rocky Mountains, Mid-Continent, Appalachia, and Gulf Coast production basins. The MoGas and Omega Pipelines were sold to Spire on January 19, 2024.

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
•Customer Quality - Our customers associated with our Crimson assets are primarily large investment-grade refineries and our customers associated with the MoGas and Omega assets were investment-grade utilities, municipalities and

Table of Contents	Glossary of Defined Terms

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
Seasonality

Volumes transported by Crimson have been generally declining since 2021, with high levels of volatility on a quarterly basis. We expect that volatility to continue in 2024. Maintenance activities can be performed at any time during the year, however, we may have certain quarters where maintenance expenditures are materially higher than other quarters in the year. Currently, our San Pablo Bay pipeline is operating in blended service, where heavy crude oil is mixed with lighter crude oil. Historically, however, it has also operated as a batched system, which would include a seasonal minimum volume. The minimum volume is required because heavy crude oil must be heated to be transported via the pipeline, with the lowest allowed minimum volume typically occurring in the months from July to September and the highest allowed minimum volume typically occurring from December to March, with the actual effective periods dependent on the ground temperature. The historical average quarterly crude oil volumes for Crimson are provided in the table below.

	Crimson Midstream Holdings Average Crude Oil Volume for Quarter Ended (bpd):
	2023	2022	2021
March 31,	150,738	175,716	197,764
June 30,	156,078	159,202	188,634
September 30,	151,953	164,748	191,621
December 31,	165,232	164,763	184,467
MoGas and Omega generally had stable revenues throughout the year and completed necessary pipeline maintenance during the "non-heating" season, or quarters two and three. Therefore, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Pipelines generally offer the lowest cost and safest mode of transportation. Despite this, pipelines can face competition from other forms of transportation, such as truck, rail and ship. Although these alternative forms of transportation are typically more expensive, they can provide access to alternative markets, which could be attractive to our customers for various reasons.
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

Table of Contents	Glossary of Defined Terms

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
Regulatory and Environmental Matters
Our energy infrastructure assets and operations are subject to numerous federal, state and local laws and regulations concerning the protection of public health and safety, zoning and land use, and pricing and other matters related to certain of our business operations. For a discussion of the current effects and potential future impacts of such regulations on our business and properties, see the discussion presented in Item 1A of this report under the subheading "Risks Related to Our Investments in Energy Infrastructure." In particular, for a discussion of the current and potential future effects of compliance with federal, state and local environmental regulations, see the discussion titled "Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution to our stockholders" within such section.
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
Environmental, Health and Safety Regulation
Our operations involve the transportation of crude oil and natural gas that are subject to stringent federal, state and local laws and regulations designed to protect the environment. Compliance with these laws and regulations increases our overall cost of doing business. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, and the addition of new operational constraints. Environmental and safety laws and regulations are subject to changes that may result in more stringent requirements, which could negatively impact our future earnings to the extent they cannot be recovered through our cost-of-service framework. A discharge of hazardous liquids into the environment could, to the extent such event is not insured, subject us to substantial expense to remediate. The following summarizes some of the key environmental, health and safety laws and regulations to which our operations are subject.
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

Table of Contents	Glossary of Defined Terms

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
In October 2015, the Governor of California signed the Oil Spill Response: Environmentally and Ecologically Sensitive Areas Bill ("AB-864"), which requires new and existing pipelines located near environmentally and ecologically-sensitive areas connected to or located in the coastal zone to use best-available technologies to reduce the amount of oil released in an oil spill in order to protect state waters and wildlife. The California Office of the State Fire Marshal has developed the regulations required by AB-864. The Company submitted recommendations for pipeline segment improvements in December 2021, which were subsequently accepted by the California Office of the State Fire Marshal in 2022. The Company has begun the process of making the recommended modifications. The Company previously submitted a filing with the CPUC to implement a surcharge on existing tariffs to recover the costs associated with the AB-864 regulations, however, on May 9, 2024 the CPUC finalized the Company's Southern California rate case that, among other things, denied the Company's request to implement a surcharge to recover AB-864 costs, but did approve inclusion of those costs in the Southern California approved tariff.
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
Human Capital Management
As of December 31, 2023, we had 151 employees primarily located in three states: California, Colorado, and Missouri. None of our employees are subject to a collective bargaining agreement.

As of December 31, 2023
Full-Time Employees
CorEnergy Infrastructure Trust, Inc.	11
Crimson Midstream Holdings, LLC	121
MoGas Pipeline, LLC	16
Omega Pipeline Company, LLC	3
Total	151
Our employees are an important asset, and we seek to attract and retain top talent by fostering a culture that is guided by our core values of integrity, inclusivity, creativity, and high standards of quality and excellence. We also seek to promote workplace and operational safety and focus on the protection of public health and the environment.
AVAILABLE INFORMATION
We are required to file reports, proxy statements and other information with the SEC. We will make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports on or through our web site at http://corenergy.reit as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. This information may also be obtained, without charge, upon request by calling us at (816) 875-3705 or toll-free at (877) 699-2677. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed by us with the SEC, which is available on the SEC's Internet site at www.sec.gov. Please note that any Internet addresses provided in this Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such Internet address is intended or deemed to be included by reference herein.

Table of Contents	Glossary of Defined Terms

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
With the exception of historical information, certain statements contained or incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to our ability to execute on our business strategy, the pursuit of growth opportunities, anticipated transportation volumes, expected rate increases, planned capital expenditures, planned dividend payment levels, capital resources and liquidity, and our planned acts relating thereto, the Chapter 11 Case and our results of operations and financial condition. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur. You can identify forward-looking statements by use of words such as "will," "may," "should," "could," "believes," "expects," "anticipates," "estimates," "intends," "projects," "goals," "objectives," "targets," "predicts," "plans," "seeks," or similar expressions or other comparable terms or discussions of strategy, plans or intentions in this Annual Report on Form 10-K.
Forward-looking statements necessarily are dependent on assumptions, data or methods that may be incorrect or imprecise. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict, which could include risks and uncertainties relating to the Company’s Chapter 11 Case, including but not limited to, the Company’s ability to satisfy all conditions precedent to the effectiveness of the Proposed Plan, to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Case, the effects of the Chapter 11 Case on the Company and on the interests of various constituents, Bankruptcy Court rulings in the Chapter 11 Case and the outcome of the Chapter 11 Case in general, the length of time the Company will operate under the Chapter 11 Case, risks associated with any third-party motions in the Chapter 11 Case, the potential adverse effects of the Chapter 11 Case on the Company’s liquidity or results of operations and increased legal and other professional costs necessary to execute the Company’s reorganization. For further discussion of these factors see "Summary Risk Factors" below and Item 1A - "Risk Factors" in this Annual Report on Form 10-K. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of any document incorporated by reference herein. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by law, we do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.
RISK FACTOR SUMMARY
The following is a summary of the most significant risks relating to our business activities that we have identified. If any of these risks actually occur, our business, financial condition or results of operation, including our ability to generate cash and make distributions could be materially adversely affected. For a more complete understanding of our material risk factors, this summary should be read in conjunction with the detailed description of our risk factors that follows this summary.
Risks Related to Our Voluntary Bankruptcy Filing

•The RSA is subject to significant conditions and milestones that may be beyond our control and may be difficult for us to satisfy. If the RSA is terminated, our ability to confirm and consummate the Proposed Plan could be materially and adversely affected.
•We are subject to the risks and uncertainties associated with the Chapter 11 proceedings and may not be able to obtain confirmation of the Proposed Plan as outlined in the RSA.
•Upon emergence from bankruptcy, the composition of our Board of Directors and Officers may change significantly.
•Our historical financial information may not be indicative of our future financial performance.

Table of Contents	Glossary of Defined Terms

•Trading in our securities during the pendency of the Chapter 11 Case is highly speculative and poses substantial risks. It is possible that our equity securities will be cancelled pursuant to the Proposed Plan and holders of any such equity securities will receive only such distributions as set forth in the Proposed Plan, which may result in such holders being unable to recover their investments.
•Negotiating the RSA, and the Chapter 11 proceedings, has and will continue to consume a substantial portion of our management’s time and attention, which may adversely affect us and may increase employee attrition.
•If the RSA is terminated our ability to confirm and consummate the Proposed Plan could be materially and adversely affected.
•We depend on the continued presence of key personnel for critical management decisions.
•Transfers or issuances of equity before, or in connection with, our Chapter 11 proceedings may impair our ability to utilize the existing tax basis in our assets, our federal income tax net operating loss carryforwards and other tax attributes.
•We have determined that there is substantial doubt about our ability to continue as a going concern.
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
Risks Related to Our Ownership Interest in Crimson
•Our only asset subsequent to the sale of the MoGas and Omega Pipelines is our ownership interest in Crimson, whose operations we do not fully control. We have a right to acquire the remaining ownership interests in Crimson that we do not own, subject to CPUC approval. The CPUC denied an application requesting this approval in December 2022, and there can be no assurances that such approval will be obtained on acceptable terms or at all.
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
•Crimson's pipeline loss allowance exposes us to commodity risk.
Risks Related to Rising Inflation and Interest Rate Increases

Table of Contents	Glossary of Defined Terms

•We may be negatively impacted by rising inflation and recent and future interest rate increases, which could raise our costs, including our financing costs, reduce demand for the use of our energy infrastructure assets and limit our acquisition activities.
Risks Related to Our Indebtedness and Financing Our Business
•The terms of the agreements that govern our indebtedness restrict our current and future operations, particularly our ability to respond to changes or pursue our business strategies.
•Even if our existing indebtedness is restructured, we may not be able to generate sufficient cash to services all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
•Our ability to make scheduled payments pursuant to the Proposed Plan depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.
•Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Risks Related to Our Capital Stock
•Our Common Stock and Series A Preferred Stock have been delisted from the NYSE and are subject to the risks of trading in an over-the-counter market. Our inability to regain compliance with the NYSE was a fundamental change triggering the repurchase feature under the Indenture governing our Convertible Notes, which we do not have the cash on hand or liquidity to repurchase.
•Our post-bankruptcy capital structure is yet to be determined, and any changes to our capital structure may have a material adverse effect on existing debt and security holders.
•We suspended paying dividends on our Series A Preferred Stock, Common Stock, and Class B Common Stock, and we cannot assure you of our ability to pay dividends in the future or the amount of any dividends.
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
Risks Related to Terrorism, Armed Conflicts, and Cybersecurity
•Risks associated with security breaches through cyber-attacks or acts of cyber-terrorism, cyber intrusions or otherwise, as well as other significant disruptions of our information technology ("IT") networks and related systems, could materially adversely affect our business, operations or financial results.
•Terrorist attacks and armed conflict, or their impacts on the energy industry served by our infrastructure assets, could have a material adverse effect on our business, financial condition, or results of operations.

Table of Contents	Glossary of Defined Terms

•Some losses related to our real property assets, including, among others, losses related to potential terrorist activities, may not be covered by insurance and would adversely impact distributions to stockholders.
Risks Related to Our Voluntary Bankruptcy Filing
Beginning on February 25, 2024, the Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Missouri in order to implement a Chapter 11 plan to recapitalize the Company.

The RSA is subject to significant conditions and milestones that may be beyond our control and may be difficult for us to satisfy. If the RSA is terminated, our ability to confirm and consummate the Proposed Plan could be materially and adversely affected.

The RSA sets forth certain conditions we must satisfy, including the timely satisfaction of milestones in the Chapter 11 Case, such as confirmation of the Proposed Plan and effectiveness of the Proposed Plan. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control. The RSA gives the Consenting Noteholders the ability to terminate the RSA under certain circumstances, including the failure of certain conditions to be satisfied. Should a termination event occur, all obligations of the parties to the RSA may terminate. A termination of the RSA may result in the loss of support for the Proposed Plan, which could adversely affect our ability to confirm and consummate the Proposed Plan. If the Proposed Plan is not consummated, there can be no assurance that any new plan would be as favorable to holders of claims as the current Proposed Plan and our Chapter 11 proceedings could become protracted, which could significantly and detrimentally impact our relationships with vendors, suppliers, employees, and tenants.

We will be subject to the risks and uncertainties associated with Chapter 11 proceedings.

As a consequence of our filing for relief under Chapter 11 of the Bankruptcy Code, our operations and our ability to develop and execute our business plan, and our continuation as a going concern, will be subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•our ability to prosecute, confirm and consummate the Proposed Plan or another plan of reorganization with respect to the Chapter 11 proceedings;
•the high costs of bankruptcy proceedings and related fees;
•if required, our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
•our ability to maintain our relationships with our suppliers, service providers, employees and other third parties;
•our ability to maintain contracts that are critical to our operations;
•our ability to execute our business plan in the current uncertain economic environment;
•the ability to attract, motivate and retain key employees;
•the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•the ability of third parties to seek and obtain court approval to convert the Chapter 11 proceedings to Chapter 7 proceedings; and
•the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that occur during our Chapter 11 proceedings that may be inconsistent with our plans.

We may not be able to obtain confirmation of the Proposed Plan as outlined in the RSA.

There can be no assurance that the Proposed Plan as outlined in the RSA (or any other plan of reorganization) will be approved by the Bankruptcy Court, so we urge caution with respect to existing and future investments in our securities.

Table of Contents	Glossary of Defined Terms

The success of any reorganization will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification of their interests as outlined in the Proposed Plan, and there can be no guarantee of success with respect to the Proposed Plan or any other plan of reorganization. We might receive official objections to confirmation of the Proposed Plan from the various stakeholders in the Chapter 11 proceedings. We cannot predict the impact that any objection might have on the Proposed Plan or on a Bankruptcy Court's decision to confirm the Proposed Plan. Any objection may cause us to devote significant resources in response that could materially and adversely affect our business, financial condition and results of operations.

If the Proposed Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our unsecured debt and equity, would ultimately receive with respect to their claims. There can be no assurance as to whether we will successfully reorganize and emerge from Chapter 11 or, if we do successfully reorganize, as to when we would emerge from Chapter 11. If no plan of reorganization can be confirmed, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of claims and interests, the Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code.

Upon emergence from bankruptcy, our historical financial information may not be indicative of our future financial performance.

Our capital structure will be significantly altered under the Proposed Plan. Under fresh-start reporting rules that may apply to us upon the effective date of the Proposed Plan (or any alternative plan of reorganization), our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

The pursuit of the RSA has consumed, and the Chapter 11 proceedings will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Although the Proposed Plan is designed to minimize the length of our Chapter 11 proceedings, it is impossible to predict with certainty the amount of time that we may spend in bankruptcy or to assure parties in interest that the Proposed Plan will be confirmed. The Chapter 11 proceedings will involve additional expense and our management will be required to spend a significant amount of time and effort focusing on the proceedings. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 proceedings are protracted.

During the pendency of the Chapter 11 proceedings, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to effectively, efficiently and safely conduct our business, and could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

If the RSA is terminated, our ability to confirm and consummate the Proposed Plan could be materially and adversely affected.

The RSA contains a number of termination events, upon the occurrence of which certain parties to the RSA may terminate the agreement. If the RSA is terminated as to all parties thereto, each of the parties will be released from its obligations in accordance with the terms of the RSA. Such termination may result in the loss of support for the Proposed Plan by the parties to the RSA, which could adversely affect our ability to confirm and consummate the Proposed Plan. If the Proposed Plan is not consummated, there can be no assurance that any new plan would be as favorable to holders of claims against the Company and its subsidiaries as contemplated by the RSA.

We depend on the continued presence of key personnel for critical management decisions.

Table of Contents	Glossary of Defined Terms

Retaining and understanding historical knowledge from our key personnel is critical to allowing the management team to more effectively progress our business plan. Anytime personnel are replaced, there is a risk that there may be a loss of service, albeit temporary, that could result in an adverse effect on the business.

Upon our emergence from bankruptcy, the composition of our Board of Directors may change significantly.

Under the Proposed Plan, the composition of our Board of Directors may change significantly. Any new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on the Board and, thus, may have different views on the issues that will determine our future. As a result, our future strategy and plans may differ materially from those of the past.

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. It is possible that our equity securities will be cancelled pursuant to the Proposed Plan and holders of any such equity securities will receive only such distributions as set forth in the Proposed Plan, which may result in such holders being unable to recover their investments.

A significant amount of our indebtedness is senior to the Common Stock and Series A Preferred Stock in our capital structure. It is possible that these equity interests may be cancelled and extinguished upon the approval of the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of a cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. Under the Proposed Plan, we expect that each holder of our Common Stock will receive nothing on account of its common stock interest. If holders of our Series A Preferred Stock vote to accept the Proposed Plan, as a class, each holder will receive its pro rata share of 8.25% of the new common stock (subject to dilution). If, however, holders of our Series A Preferred Stock vote to reject the Proposed Plan, as a class, we expect that each holder will receive nothing on account of its preferred stock interest. Further, if our plan of reorganization is not approved, our currently outstanding Common Stock and Series A Preferred Stock may have no value. Trading prices for our equity securities are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders of such securities in the Chapter 11 Case. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.

Transfers of our equity, or issuances of equity before in connection with or after our Chapter 11 proceedings, may impair our ability to utilize the existing tax basis in our assets, our federal income tax net operating loss carryforwards and other tax attributes during the current year and in future years.

Under federal income tax law, a corporation is generally permitted to offset net taxable income in a given year with net operating losses carried forward from prior years, and its existing adjusted tax basis in its assets may be used to offset future gains or to generate annual cost recovery deductions. We have significant “net unrealized built-in loss” (NUBIL) (i.e., adjusted tax basis in excess of the fair market value of our assets) and net operating loss carryforwards that are not subject to any Section 382 limitations.

Our ability to utilize future tax deductions, net operating loss carryforwards and other tax attributes to offset future taxable income is subject to certain requirements and restrictions. If we experience an "ownership change," as defined in Section 382 of the Internal Revenue Code, during or in connection with the restructuring process, then our ability to use future tax deductions, net operating loss carryforwards and other tax attributes to offset future taxable income may be substantially limited, which could have a negative impact on our financial position and results of operations.

Generally, there is an "ownership change" if one or more stockholders owning 5% or more of a corporation's common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over a prescribed testing period which is generally over the three-year period preceding the date of an ownership change involving a 5% or greater shareholder. Under Section 382 and Section 383 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an "ownership change", certain future tax deductions, net operating loss carryforwards and other tax attributes that may be utilized to offset future taxable income generally are subject to an annual limitation (though “recognized built-in losses” arising from our NUBIL will only be subject to limitation if they are recognized within 5 years of the “ownership change”).

We anticipate that the implementation of our plan of reorganization will result in an "ownership change." However, we anticipate that we will take advantage of the special tax law rules under Section 382(l)(5) of the Internal Revenue Code, which will allow us to use our net operating losses and NUBIL without any section 382 limitations. If we have a change in control within two years of the issuance of shares pursuant to the Chapter 11 Case, we will lose all of our net operating loss carryforwards. Also, as a result of

Table of Contents	Glossary of Defined Terms

section 382(l)(5), our net operating loss carryforwards will be reduced by the amount of interest we deducted on the indebtedness converted to our equity in our Chapter 11 Case.

The loss of our net operating loss carryforwards will likely increase our taxable income. Since the net operating loss deduction is taken into account in determining our distribution obligation in order to retain our REIT status, the loss of the net operating loss deductions may result in an increase in our required distributions. If the distributions increase too substantially, it may adversely affect our ability to continue as a REIT.

We understand that the largest bondholders, who will become our largest shareholders, have entered into a shareholders' agreement in which they have limited their ability to sell our stock in sufficient amounts to result in an "ownership change."

We have determined that there is substantial doubt about our ability to continue as a going concern.

In accordance with the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its assessment, management considered the Company’s current financial condition and liquidity sources, as well as the status of the Chapter 11 Case.

As described in Item 1 under Recent Developments - Chapter 11 Bankruptcy, the Company commenced the Chapter 11 Case under Chapter 11 of the Bankruptcy Code. The filing of the Chapter 11 Case constituted an event of default that resulted in certain monetary obligations becoming immediately due and payable with respect to the Convertible Notes.

Given the acceleration of the Convertible Notes, as well as the inherent risks, unknown results and inherent uncertainties associated with the bankruptcy process and the direct correlation between these matters and our ability to satisfy our financial obligations that may arise, the Company believes that there is substantial doubt that it will continue to operate as a going concern within one year after the date these consolidated financial statements are issued. The Company’s ability to continue as a going concern is contingent upon its ability to successfully implement the Proposed Plan set forth in the RSA, which is pending approval of the Bankruptcy Court. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Production declines and volume decreases that may impact our assets could be caused by various factors, including refinery closures, decreased access to capital (or loss of economic incentive) to drill and complete wells, depletion of natural resources, catastrophic events affecting production of (or demand for) energy commodities, labor difficulties, political events, Organization of the Petroleum Exporting Countries ("OPEC") actions, environmental proceedings, increased regulations, regulatory uncertainty, equipment failures and unexpected maintenance problems, failure to obtain necessary permits, unscheduled outages, unanticipated expenses, inability to successfully carry out new construction or acquisitions, import or export supply and demand disruptions, or increased competition from alternative energy sources.
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

Table of Contents	Glossary of Defined Terms

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
Our Crimson operation is subject to extensive environmental and other regulation, which may adversely affect our income and the Cash Available for Distribution to our stockholders.
In addition to the pipeline safety regulations discussed below, the business operations of Crimson, as well as assets we may acquire and operate in the future, are subject to extensive federal, regional, state and local environmental laws including, but not limited to, the Clean Air Act (CAA), the Clean Water Act (CWA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Resource Conservation and Recovery Act (RCRA), the Oil Pollution Act (OPA), the Occupational Safety and Health Administration (OSHA) and analogous state and local laws. These laws and their implementing regulations may restrict or impact business activities in many ways, such as requiring the acquisition of permits or other approvals to conduct regulated activities, limiting emissions and discharges of pollutants, restricting the manner of waste disposal, requiring remedial action to remove or mitigate contamination, requiring capital expenditures to comply with pollution control or workplace safety requirements, and imposing substantial liabilities for pollution resulting from business operations. In addition, the regulations implementing these laws are constantly evolving, and the potential impact of recent regulatory actions is impossible to predict.
If an operator, such as Crimson, fails to comply with these laws and regulations, it could be subject to a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. The operator may be unable to recover some or all of the resulting costs through insurance or increased revenues, which could have a material adverse effect on its business, results of operations and financial condition. Additionally, to the extent we acquire and operate storage facilities, pipelines, and oil platforms in reliance on the PLR, we will be exposed to risks similar to those described above (and to which Crimson is exposed).
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
Pipeline safety integrity programs and repairs may impose significant costs and liabilities on Crimson or other operating assets we may acquire.
Regulations administered by the Federal Office of Pipeline Safety within DOT's PHMSA require pipeline operators to develop integrity management programs to comprehensively evaluate certain areas along their pipelines and to take additional measures to protect certain pipeline segments. As an operator, Crimson, and any other systems or facilities we may acquire and operate in reliance on the PLR are likely to be, required to:
•perform ongoing assessments of pipeline or asset integrity;
•identify and characterize applicable threats to pipeline or asset segments that could impact a high consequence area;
•improve data collection, integration and analysis;
•repair and remediate the pipeline or asset as necessary; and
•implement preventative and mitigating actions.
Crimson is required to maintain pipeline integrity testing programs that are intended to assess pipeline integrity. Any repair, remediation, preventative or mitigating actions could require significant capital and operating expenditures. The regulations implementing these laws are constantly evolving. Compliance with new or more stringent laws or regulations, or stricter enforcement or interpretation of existing laws, could significantly increase compliance costs. Should Crimson fail to comply with the Federal Office of Pipeline Safety's rules and related regulations and orders, we could be subject to significant penalties and fines, which could have a material adverse effect on our business, results of operations and financial condition. PHMSA also may apply to other systems at facilities that we, in reliance on the PLR, may acquire and operate in the future.
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
We depend on certain key customers for a significant portion of our revenues, particularly operating revenues from Crimson, related to fees for the transportation of crude oil and natural gas through their respective pipeline systems. The loss of all or even a portion of their volumes or contracts, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts, decisions of refineries to close or alter their crude oil sources or delivery routes, could have a material adverse effect on the business, financial condition and results of our operations.
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
Our facilities connect to other pipelines or facilities owned by third parties. We depend upon third-party pipelines and other facilities that provide delivery options to and from such facilities. For example, our Crimson operation includes four rate regulated pipeline systems that provide critical link between California crude oil production and California refineries. Because we do not own these third-party facilities, their continuing operation is not within our control. Accordingly, these pipelines and other facilities may become unavailable, or available only at a reduced capacity, due to factors such as repairs, damage, lack of capacity, governmental permitting issues or many other reasons outside of our control. If these pipeline connections were to become unavailable to us for current or future volumes of products, our ability, to operate efficiently and continue shipping products to end markets could be restricted, thereby reducing revenues. Likewise, if any of these third-party pipelines or facilities

Table of Contents	Glossary of Defined Terms

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
Risks Related to Our Ownership Interest in Crimson
Our only asset subsequent to the sale of the MoGas and Omega Pipelines is our ownership interest in Crimson, whose operations we do not fully control.
Following the sale of the Omega and MoGas assets, our ownership interest in Crimson that includes crude oil pipelines is our only remaining operation. As a result, our ability to make distributions to our stockholders will wholly depend on the performance of this entity and its ability to distribute funds to us.
We own 49.50% of the voting membership interests in Crimson. John D. Grier and certain affiliated trusts of Mr. Grier (collectively, the "Grier Members") hold the remaining interests in Crimson. Our ability to influence decisions with respect to the operation of Crimson is subject to the terms of its Third Amended and Restated Operating Agreement, which requires supermajority board approval of distributions to us and the Grier Members, and gives Mr. Grier effective control over operating decisions relating to the majority of Crimson's assets. We have the right to acquire the remaining 50.50% of the voting membership interests in Crimson, subject to CPUC approval. As previously announced, in December 2022, the CPUC published its decision denying the application of Mr. Grier for authority to sell and transfer these remaining interests to us. We are evaluating the options for ultimately obtaining this approval; however, there can be no assurances that such approval will be obtained on acceptable terms or at all.
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

Table of Contents	Glossary of Defined Terms

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
In general terms, the prices of crude oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty, permitting for new wells and a variety of additional factors that are beyond our control. Such factors include worldwide economic conditions; weather conditions and seasonal trends; the levels of domestic production and consumer demand; the availability of imported crude oil; the availability of transportation systems with adequate capacity; actions by OPEC and other oil producing nations; the effect of energy conservation measures; the strength of the U.S. dollar; the nature and extent of governmental regulation and taxation; and the anticipated future prices of crude oil and other commodities.
While we saw an increase in both the demand for and price of crude oil in 2022 and 2023, continuing into 2024, there remains continued volatility. Such volatility has had and may continue to have a negative impact on exploration, development and production activity, particularly in the continental United States. If lower prices return and are sustained, it could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in our areas of operation could lead to reduced utilization of Crimson's pipelines. Any such reduction in demand or less attractive terms could have a material adverse effect on our results of operations, financial position and ability to make or increase cash distributions to our stockholders.
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
Crimson's assets were constructed over many decades, which may cause its inspection, maintenance or repair costs to increase in the future. In addition, there could be service interruptions due to unknown events or conditions or increased downtime associated with Crimson's pipelines that could have a material adverse effect on our business and results of operations.
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
As a regulated entity, Crimson's tariffs are set by the CPUC on a prospective basis and are generally designed to allow Crimson to collect sufficient revenues to recover reasonable costs of providing service, including a return on its capital investments. Crimson's financial results could be materially affected if the CPUC does not authorize sufficient revenues for Crimson to safely and reliably serve its customers and earn its authorized return of equity. The outcome of Crimson's ratemaking proceedings may be affected by many factors, including the level of opposition by intervening parties; potential rate impacts; increasing levels of regulatory review; changes in the political, regulatory, or legislative environments; and the opinions of Crimson's regulators,

Table of Contents	Glossary of Defined Terms

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
The Grier Members hold certain limited liability company interests in Crimson, which were received in connection with the Crimson Transaction and relate to their prior equity interests in certain pre-transaction properties of Crimson. Prior to any later exchange of these limited liability company interests for common or preferred stock of the Company, the Grier Members will have tax consequences that differ from those of the Company and the Company's public stockholders upon the sale of, or certain changes to the debt encumbering, any of these properties. Accordingly, the Company, on the one hand, and the Grier Members, on the other hand, may have different objectives regarding the terms of any such future transactions related to such properties. Under the terms of Crimson's Third Amended and Restated Operating Agreement, the approval of any action, or of a failure to take any action, that could impact the Company's ability to continue to qualify as a REIT, requires the approval of a supermajority of the members of Crimson's Board of Managers (consisting of the Crimson Managers, John D. Grier and Robert L Waldron, and the CorEnergy Managers, David J. Schulte and Todd Banks).
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

Table of Contents	Glossary of Defined Terms

governmental stimulus or fiscal policies. Continuing increases in inflation could impact interest rates and the commodity markets generally, the overall demand for the use of our energy infrastructure assets, and our costs for labor, material and services, all of which could have an adverse impact on our business, financial position, results of operations and cash flows.
Interest rates have also increased significantly in recent years. The U.S. Federal Reserve raised the benchmark interest rate multiple times during 2022 and 2023, and there can be no assurances that the rate will not further increase in the future. Rising interest rates will cause us to pay higher interest rates upon financing or refinancing, resulting in higher interest expense related to our existing variable rate indebtedness, and new borrowings we undertake to finance investments and acquisitions. Such cost increases could limit our investment and acquisition activities, and would have an adverse impact on our financial performance and ability to service debt and make distributions.
Risks Related to Our Indebtedness and Financing Our Business
The terms of the agreements that govern our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to pursue our business strategies.
Following the sale of the MoGas and Omega assets in which we used the proceeds to repay and cancel the Crimson Credit Facility, we had outstanding consolidated indebtedness of approximately $118.1 million. Our leverage could have important consequences. For example, it could:
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
A breach of the covenants under the agreements that govern the terms of any of our indebtedness could result in an event of default under the applicable indebtedness, permitting our creditors to exercise various remedies. Although the commencement of the Chapter 11 Case itself constituted an event of default under substantially all of our existing indebtedness and any efforts to exercise remedies in respect of our indebtedness are automatically stayed as a result of the Chapter 11 Case, the RSA contemplates the reinstatement of certain of our existing indebtedness through the Proposed Plan.

Moreover, we expect that any new indebtedness following our emergence from bankruptcy will be subject to covenants.

As a result of these restrictions, we may be:

•limited in how we conduct our business;

•unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•unable to compete effectively, execute our growth strategy or take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our plans.

Even if our existing indebtedness is restructured, we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Table of Contents	Glossary of Defined Terms

Even if our existing indebtedness is reduced or discharged in part through the Proposed Plan, our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources following emergence from bankruptcy are insufficient to fund our debt service obligations and other cash requirements, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The agreements governing our existing indebtedness restrict (and we expect that any agreement governing our remaining indebtedness upon emergence from bankruptcy will restrict) (a) our ability to dispose of assets and use the proceeds from any such dispositions and (b) our ability to raise debt capital to be used to repay our indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows following emergence from bankruptcy to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.

If we cannot make scheduled payments on our debt following emergence from bankruptcy, we will be in default and, as a result, lenders under any of our then-outstanding indebtedness could declare essentially all outstanding principal and interest to be due and payable, our secured lenders could foreclose against the assets securing such borrowings and we could be forced to return to bankruptcy or into liquidation.
We may still incur substantially more debt or take other actions, which would intensify the risks discussed above.
We may be able to incur substantial additional indebtedness in the future. Although agreements governing our post-emergence indebtedness are expected to restrict the incurrence of additional indebtedness, these restrictions are and will be subject to a number of qualifications and exceptions and the additional indebtedness incurred in compliance with these restrictions could be substantial. Applicable Bankruptcy Court orders in the Chapter 11 Case may also permit the incurrence of additional indebtedness. If new debt is added to our current debt levels, the related risks that we now face could intensify.
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
Risks Related to Our Convertible Notes
The NYSE delisting and the filing of the Chapter 11 Case is a “fundamental change” constituting an event of default under the Indenture that requires us to repurchase the Convertible Notes, which we do not have the cash on hand necessary to do.
Both the NYSE delisting our Common Stock and Series A Preferred Stock and the filing of the Chapter 11 Case constitute an event of default that accelerated obligations under the indenture for the Convertible Notes. As set forth in the Indentures, upon the occurrence of a fundamental change, holders of the Convertible Notes have the right, at their option, to require us to repurchase for cash all of their Convertible Notes, or any portion of the principal thereof that is equal to $1,000, or a multiple of $1,000, at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest, thereon to (but excluding) the fundamental change repurchase date. As a result of the Chapter 11 Case, the principal amount together with accrued and unpaid interest thereon shall be immediately due and payable.

However, any efforts to enforce such payment obligations under the indenture against the Company are automatically stayed as a result of the filing of the Chapter 11 Case, and the creditors’ rights of enforcement in respect of such obligations are subject to the

Table of Contents	Glossary of Defined Terms

applicable provisions of the Bankruptcy Code. Additionally, in connection with the Chapter 11 Case, the Company has incurred, and expects to continue to incur, significant professional fees and other costs. There can be no assurance that the Company’s current liquidity is sufficient to allow it to satisfy its obligations related to the Chapter 11 Case or to pursue confirmation of the Proposed Plan.

Our indebtedness and provisions of the RSA restructuring the Convertible Notes could discourage an acquisition of us by a third party.

Our indebtedness and certain provisions of the RSA restructuring the Convertible Notes could make it more difficult or more expensive for a third party to acquire us. Under the RSA, in exchange for the Convertible Notes, each holder thereof will receive, among other things, its pro rata share of the principal amount of Takeback Debt (as defined below) and 88.96% of the shares of the New Common Stock (subject to dilution). In addition, the Proposed Plan includes a term sheet pursuant to which the holders of the Convertible Notes will provide the reorganized Company with a five-year secured term loan in the principal amount of $45.0 million (the "Takeback Debt"). The term sheet also provides that certain holders of the Convertible Notes and other lenders will provide the reorganized Company with a one-year $10.0 million revolving credit facility.

In addition, the Proposed Plan also provides that the reorganized Company will adopt new governance documents and securityholder agreements with the Consenting Noteholders governing, among other things, stockholder approval rights with respect to certain corporate actions, information rights, stock transfer restrictions, tag-along and drag-along rights, preemptive rights and registration rights. The large percentage of New Common Stock issued to the holders of the Convertible Notes together with the new governance documents and indebtedness owed by the Company to such holders will provide such holders with a significant degree of control of the Company post-emergence, which may make a potential acquisition of us less attractive to a third party.

Risks Related to Our Capital Stock
Our Common Stock and Series A Preferred Stock have been delisted from the New York Stock Exchange and are subject to the risks of trading in an over-the-counter market.
As previously disclosed, on December 1, 2023, the Company received a written notice from the staff of NYSE Regulation notifying us that NYSE Regulation reached its decision to suspend our Common Stock and Series A Preferred Stock pursuant to Section 802.01B of the NYSE’s Listed Company Manual because we had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average common stock global market capitalization over a consecutive 30 trading day period of at least $15.0 million. We subsequently appealed the decision. However, on February 26, 2024, we notified the NYSE that we withdrew our appeal. The NYSE formally delisted our Common Stock and Series A Preferred Stock on March 11, 2024.

On December 4, 2023, our Common Stock and Series A Preferred Stock commenced trading on the OTC Markets Group Inc.'s Pink Open Market marketplace for trading of over-the-counter stocks. We are under no obligation to develop or maintain a market in the common stock or preferred stock. We cannot provide assurance that our Common Stock and Series A Preferred Stock will continue to trade on the Pink Open Market, that brokers will continue to provide public quotes of our Common Stock or Series A Preferred Stock, that a market for our Common Stock and Series A Preferred Stock will develop or be maintained, or that the trading volume of our Common Stock and Series A Preferred Stock will be sufficient enough to generate an efficient trading market. Holders of our Common Stock and Series A Preferred Stock may not be able to sell or otherwise transfer such common stock and preferred stock.

In addition, on February 27, 2024 and March 11, 2024, we filed post-effective amendments to various outstanding registration statements on Form S-3, and post-effective amendments to various outstanding registration statements on Form S-8, each to remove and withdraw from registration the securities that were registered but remained unsold thereunder. We can provide no assurance that our Common Stock and Series A Preferred Stock will continue to trade on the OTC market, whether broker-dealers will continue to provide public quotes of Common Stock and Series A Preferred Stock on this market, whether the trading volume of our Common Stock and Series A Preferred Stock will be sufficient to provide for an efficient trading market or whether quotes for our Common Stock and Series A Preferred Stock will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our Common Stock and Series A Preferred Stock. Furthermore, because of the limited market and generally low volume of trading in our Common Stock and Series A Preferred Stock, the price of our Common Stock and Series A Preferred Stock could be more likely to be affected by broad market fluctuations, general market conditions, and changes in the markets’ perception of our capital stock.

Table of Contents	Glossary of Defined Terms

Our post-bankruptcy capital structure is yet to be determined, and any changes to our capital structure may have a material adverse effect on existing debt and security holders.

Our post-bankruptcy capital structure has yet to be determined and will likely be set pursuant to a Chapter 11 plan that requires Bankruptcy Court approval. The reorganization of our capital structure may include exchanges of new debt or equity securities for our existing debt, equity securities, and claims against us. Such new debt may be issued at interest rates, payment schedules and maturities different than our existing debt securities. Existing equity securities are subject to a high risk of being cancelled or replaced with new equity securities representing a significantly reduced equity interest in our Company following completion of the reorganization. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of sufficient numbers of existing debt and security holders holding sufficient amounts of debt to agree to the exchange or modification, subject to the provisions of the Bankruptcy Code, and there can be no guarantee of success. If such exchanges or modifications are successful, holders of our debt or of other claims against us may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. Holders of our Common Stock and Series A Preferred Stock may also find that their holdings no longer have any value and face highly uncertain or no recoveries under a plan. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future. Although we cannot predict how the claims and interests of stakeholders in the Chapter 11 Case, including holders of Common Stock and Series A Preferred Stock, will ultimately be resolved, we expect that Common Stock holders will not receive a recovery through any Chapter 11 plan unless the holders of more senior claims and interests, such as our unsecured indebtedness (which indebtedness is currently trading at a significant discount), are paid in full. Consequently, there is a significant risk that the holders of our Common Stock would receive no recovery in the Chapter 11 Case and that our Common Stock will be worthless. In addition, if holders of our Series A Preferred Stock vote to accept the Proposed Plan, as a class, each holder will receive its pro rata share of 8.25% of the new common stock (subject to dilution). If, however, holders of our Series A Preferred Stock vote to reject the Proposed Plan, as a class, we expect that each holder will receive nothing on account of its preferred stock interest.
We have suspended paying dividends on our Series A Preferred Stock, Common Stock, and Class B Common Stock, and we cannot assure you of our ability to pay dividends in the future or the amount of any dividends.
Prior to the commencement of the Chapter 11 Case, our Board determined to suspend paying a dividend on our Series A Preferred Stock, Common Stock, and Class B Common Stock in February 2023 because of a combination of declining volumes and increased costs in our California systems and near-term debt maturities. In making this determination, our Board considered a variety of relevant factors, including, without limitation, REIT minimum distribution requirements, the amount of Cash Available for Distribution, restrictions under Maryland law, capital expenditures and reserve requirements and general operational requirements. We cannot assure you that we will be able to make distributions in the future. The Series A Preferred Stock will accrue dividends during any period in which dividends are not paid, and any such accrued dividends must be paid prior to the Company resuming dividend payments on its Common Stock or Class B Common Stock. We do not expect to pay any further dividends with respect to the Company’s outstanding Common Stock and Series A Preferred Stock prior to the conclusion of our reorganization pursuant to the pending Chapter 11 Case. We also expect our Chapter 11 reorganization to extinguish all claims related to the unpaid Series A Preferred Stock dividends (including the currently stayed rights preferred stockholders otherwise would have to elect two additional directors to our Board if preferred dividends are in arrears for six or more quarterly periods). Even if we successfully complete such reorganization, we cannot assure you that we will be able to make distributions in the future with respect to new equity securities issued pursuant to the Chapter 11 Cases. All of the foregoing could adversely affect the market price of our publicly traded securities, even following our pending Chapter 11 reorganization.
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

Table of Contents	Glossary of Defined Terms

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
Beginning with our fiscal year ended December 31, 2013, we believe our income and investments have allowed us to meet the income and asset tests necessary for us to qualify for REIT status and we have elected to be taxed as a REIT for fiscal years 2013 through 2023. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code as to which there may only be limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification. Accordingly, we cannot assure our stockholders that we will be organized or will operate to qualify as a REIT for future fiscal years. If, with respect to any taxable year, we fail to qualify as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. After our initial election and qualification as a REIT, if we later failed to so qualify and we were not entitled to relief under the relevant statutory provisions, we would also be disqualified from treatment as a REIT for four subsequent taxable years. If we fail to qualify as a REIT, corporate-level income tax would apply to our taxable income at regular corporate rates. As a result, the amount available for distribution to holders of equity securities could be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it could adversely affect the value of our capital stock.
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

Table of Contents	Glossary of Defined Terms

number of shares, whichever is more restrictive) of the issued and outstanding shares of our Common Stock or (ii) more than 9.8% in value of the aggregate of the outstanding shares of all classes and series of our stock, in each case, excluding any shares of our stock not treated as outstanding for federal income tax purposes. We refer to these restrictions as the "ownership limitation provisions." Our charter further prohibits any person from beneficially or constructively owning shares of our Common Stock that would result in us being "closely held" under Section 856(h) of the Code or otherwise failing to qualify as a REIT. Our charter also provides that any transfer of shares of our Common Stock which would, if effective, result in our Common Stock being beneficially owned by fewer than 100 persons (as determined pursuant to the Internal Revenue Code) shall be void ab initio and the intended transferee shall acquire no rights in such shares. These ownership limitation provisions may prevent or delay individual transactions in our stock that would trigger such provisions, and also could have the effect of delaying, deferring or preventing a change in control and, as a result, could adversely affect our stockholders' ability to realize a premium for their shares of capital stock. However, our Board may waive the ownership limitation provisions with respect to a particular stockholder and establish different ownership limitation provisions for such stockholder. In granting such waiver, our Board may also require the stockholder receiving such waiver to make certain representations, warranties and covenants related to our ability to qualify as a REIT.
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

Table of Contents	Glossary of Defined Terms

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
Our charter authorizes our Board to amend our charter to increase or decrease the aggregate number of authorized shares of stock, to authorize us to issue additional shares of our Common Stock or preferred stock and to classify or reclassify unissued shares of our Common Stock or preferred stock and thereafter to authorize us to issue such classified or reclassified shares of stock. We believe that these provisions in our charter provide us with increased flexibility in structuring possible future financings and acquisitions and in meeting other needs that might arise. The additional classes or series, as well as the additional authorized shares of stock, will be available for issuance without further action by our stockholders, unless such action is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Although our Board does not currently intend to do so, it could authorize us to issue a class or series of stock containing rights that could delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our Common Stock or Class B Common Stock or that such holders otherwise believe to be in their best interests.
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
The following considerations related to provisions of Maryland General Corporation Law, and of our charter and bylaws, may have the effect of discouraging, delaying or making difficult a change in control of our Company or the removal of our incumbent directors:
•We are subject to the Business Combination Act of the Maryland General Corporation Law. However, pursuant to the statute, our Board has adopted a resolution exempting us from the Maryland Business Combination Act for any business combination between us and any person to the extent that such business combination receives the prior approval of our Board. This resolution, however, may be altered or repealed in whole or in part at any time by our Board. If this resolution is repealed, or our Board does not otherwise approve a business combination with a person, the statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
•Our bylaws exempt acquisitions of stock by any person from the Maryland Control Share Acquisition Act. If we amend our bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult to obtain control of our Company.

Table of Contents	Glossary of Defined Terms

•As described above, our charter includes a share ownership limit and other restrictions on ownership and transfer of shares, in each such case designed, among other purposes, to preserve our status as a REIT, which may have the effect of precluding an acquisition of control of us without the approval of our Board.
•Under our charter, our Board is divided into three classes serving staggered terms, which may make it more difficult for a hostile bidder to acquire control of us.
•Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law relating to the filling of vacancies on our Board. Further, through provisions in our charter and bylaws unrelated to Subtitle 8, we (1) require a two-thirds vote for the removal of any director from the Board, which removal must be for cause, (2) vest in the Board the exclusive power to fix the number of directors, subject to limitations set forth in our charter and bylaws, (3) have a classified Board and (4) require that, unless a special meeting of stockholders is called by the chairman of our Board, our chief executive officer, our president or our Board, such a special meeting may be called to consider and vote on any matter that may properly be considered at a meeting of stockholders only at the request of stockholders entitled to cast not less than a majority of all votes entitled to be cast on a matter at such meeting.
•In addition, as discussed above, our Board may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Our Board also may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue.
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
Terrorist attacks and armed conflict may significantly affect the energy industry, including our operations and those of our current and potential customers, as well as general economic conditions, consumer confidence and spending, and market liquidity. Strategic targets, such as energy-related assets, may be at greater risk of future attacks than other targets in the United States. Our insurance may not protect against such occurrences. Furthermore, commodity markets are currently also subject to heightened levels of uncertainty related to the Russian military incursion into Ukraine, which could give rise to regional instability and result in heightened economic sanctions by the U.S. and the international community that, in turn, could increase uncertainty with respect to global financial markets and production output from the OPEC and other oil producing nations. Consequently, it is possible that any of these occurrences, or a combination of them, could adversely impact the energy markets served by our

Table of Contents	Glossary of Defined Terms

infrastructure assets which could, in turn, have a material adverse effect on our business, financial condition, and results of operations.
We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our IT networks and related systems.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

CorEnergy's information security program is managed by our President and Chief Financial Officer, whose information technology team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Chief Financial Officer provides periodic reports to our Board, as well as our Chief Executive Officer and other members of our senior management as appropriate. These reports include updates on the Company's cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Our program is regularly evaluated by internal and external experts with the results of those reviews reported to senior management and the Board. We also actively engage with key vendors, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. As of the date of this report, the Company is not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including the Company's business strategy, results of operations or financial condition.

ITEM 2. PROPERTIES
Refer to Item 1. Business of this Form 10-K for a discussion of our properties.
ITEM 3. LEGAL PROCEEDINGS

The information regarding the Chapter 11 Case set forth in Item 1. Business of this Form 10-K under the heading "Recent Developments – Chapter 11 Bankruptcy" is hereby incorporated by reference.
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
The Company is also subject to various other claims and legal proceedings covering a wide range of matters that arose in the ordinary course of business. In the opinion of management, all such matters are adequately covered by established reserves as well as insurance or if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the over-the-counter ("OTC") market on the pink sheets, under the symbol "CORRQ". Over-the-counter market quotations for our Common Stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. As of December 31, 2023, there were 23 stockholders of record of the Company's Common Stock and seven stockholders of record of the Company's Class B Common Stock. A substantially greater number of holders of our Common Stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
On February 4, 2024, upon the third anniversary of the closing date of the Crimson Transaction, the Company's Class B Common Stock was converted into Common Stock at a ratio of 0.68:1.00, resulting in 464,957 new shares of Common Stock and zero shares of Class B Common Stock outstanding.
On February 25, 2024, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. In connection with the Chapter 11 Case, the Company has terminated all offerings of securities pursuant to its prior the registration statements and terminated the effectiveness of such registration statements.
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
CorEnergy’s 7.375% Series A Cumulative Redeemable Preferred Stock will accumulate dividends during any period in which dividends are not paid. Any accumulated Series A Cumulative Redeemable Preferred dividends, including accumulated dividends on the Crimson A-1 units, must be paid prior to the Company resuming common dividend payments. Based on the suspension of dividend payments to CorEnergy’s public equity holders, the Crimson A-1, A-2 and A-3 Units will not receive dividends.

We do not expect to pay any further dividends with respect to the Company’s outstanding Common Stock and Series A Preferred Stock or any other securities prior to the conclusion of our reorganization pursuant to the pending Chapter 11 Case. If we successfully complete such reorganization, future dividend distributions with respect to new equity securities issued pursuant to the Chapter 11 Case will be subject to our actual results of operations, taxable income, economic conditions, issuances of New Common Stock and such other factors as our board of directors deems relevant.
Recent Sales of Unregistered Securities
We did not sell any securities during the fiscal year ended December 31, 2023 that were not registered under the Securities Act of 1933.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the fourth quarter ended December 31, 2023.
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

RECENT DEVELOPMENTS

Chapter 11 Bankruptcy

On the Petition Date, CorEnergy Infrastructure Trust, Inc. commenced the filing of the Chapter 11 Case. Neither Crimson, in which CorEnergy consolidates, nor any other CorEnergy subsidiary has filed for bankruptcy. Both the Company and Crimson expect to have sufficient liquidity to continue operating without interruption during and after the Company's restructuring process being implemented through the Chapter 11 Case.

The Chapter 11 Case is being administered under the caption "In re: CorEnergy Infrastructure Trust, Inc." Additional information about the Chapter 11 Case, including access to Bankruptcy Court documents, is available online at https://cases.stretto.com/corenergy, a website administered by Stretto, a third-party bankruptcy claims and noticing agent. The documents and other information on this website are not part of this Annual Report on Form 10-K and shall not be incorporated by reference herein.

The Company is currently operating its business as a "debtor in possession" in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. After the Company commenced the Chapter 11 Case, the Bankruptcy Court granted certain relief requested by the Company enabling it to operate in the ordinary course of business and minimize the effect of the bankruptcy on the Company's business, including, among other things, authorizing the Company to pay employee wages and benefits, maintain existing banking practices and additional customary operational and administrative relief.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Chapter 11 Case automatically enjoined, or stayed, the continuation of most judicial and administrative proceedings or filings of other actions against the Company or its property to recover, collect or secure a claim arising prior to the Petition Date. Accordingly, although the filing of the Chapter 11 Case triggered a default that accelerated obligations under the Indenture for the Convertible Notes, creditors are stayed from taking any actions against the Company as a result of such default, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Company's prepetition liabilities are subject to settlement under the Bankruptcy Code. However, as discussed below, the Plan of Reorganization contemplates that certain liabilities would be reinstated or paid in full in the ordinary course of business if the Plan of Reorganization is approved by the Bankruptcy Court.

As further described in the Company's Current Report on Form 8-K filed with the SEC on February 26, 2024, on February 25, 2024, prior to the commencement of the Chapter 11 Case, the Company entered into the Restructuring Support Agreement with the Consenting Noteholders. Under the RSA, the Consenting Noteholders have agreed, subject to certain terms and conditions, to support a financial and operational restructuring of the existing debt of, existing equity interests in, and certain obligations of the Company pursuant to the proposed Plan of Reorganization, substantially in the form attached as an exhibit to the RSA, to be implemented through the Chapter 11 Case.

On March 19, 2024, the Bankruptcy Court entered an order conditionally approving the disclosure statement and approving certain voting and solicitation procedures relating to the Chapter 11 Case.

The RSA requires the Company to seek to have the Plan of Reorganization confirmed by the Bankruptcy Court no later than 105 calendar days after the Petition Date and the Plan of Reorganization become effective no later than 30 days after such confirmation date. Before the Bankruptcy Court will confirm the Plan of Reorganization, the Bankruptcy Code requires at least one "impaired" class of claims votes to accept the Plan of Reorganization. A class of claims votes to "accept" the Plan of

Table of Contents	Glossary of Defined Terms

Reorganization if voting creditors that hold a majority in number and two-thirds in amount of claims in that class approve the Plan of Reorganization. The RSA requires the Consenting Noteholders vote in favor of and support the Plan of Reorganization. On April 30, 2024, the Company filed its declaration regarding the results of voting indicating that all three of the voting classes had voted to accept the Plan of Reorganization.

The Plan of Reorganization contemplates treatment of the claims of the Company's stakeholders as set forth below:

•Each secured claim will be reinstated or paid in full (or otherwise treated such that it will remain unimpaired in accordance with Section 1124 of the Bankruptcy Code).

•Each other priority claim (each claim as defined in Section 101(5) of the Bankruptcy Code entitled to prior in right of payment under Section 507(a) of the Bankruptcy Code, but excluding certain administrative and tax claims), will be reinstated or paid in full in the ordinary course of business (or otherwise treated consistent with Section 1129(a)(9) of the Bankruptcy Code).

•Each unsecured claim will be reinstated or paid in full in the ordinary course of business in accordance with the terms and conditions of the particular transaction giving rise to such claim.

•Each holder of Convertible Notes will receive its pro rata share of the following in exchange for the Convertible Notes: (i) $23.6 million (subject to adjustment upwards based on the amount of Excess Effective Date Cash); (ii) the principal amount of Takeback Debt; (iii) 88.96% of the shares of New Common Stock of the reorganized Company (subject to dilution by the Management Incentive Plan and further subject to adjustment downwards based on the amount of Excess Effective Date Cash, subject to a cap); and (iv) Excess Effective Date Cash (defined as the amount of cash held by the Company on the effective date of the Plan of Reorganization in excess of $12.0 million capped at $8.5 million).

•If the holders of the Company's Series Preferred Stock approve the Plan of Reorganization, each holder will receive such holder's pro rata share of 8.25% of the New Common Stock (subject to dilution by the Management Incentive Plan and further subject to adjustment upwards based on the amount of Excess Effective Date Cash, subject to a cap) in exchange for the Preferred Stock. If the holders of the Series A Preferred Stock do not approve the Plan of Reorganization, (i) each holder will receive such holder's pro rata share of the Company's liquidation value as set forth in the disclosure statement, which amount is estimated to be $0.00 and the Series A Preferred Stock will be cancelled and (ii) the percentage of New Common Stock that would have been allocated to the holders of the Series A Preferred Stock will be reallocated to the holders of Convertible Notes and holders of Crimson Class A-1 Units.

•Each holder of the Company's Common Stock will receive such holder's pro rata share of the Company's liquidation value as set forth in the disclosure statement, which amount is estimated to be $0.00 and the Common Stock will be cancelled.

•With respect to all Crimson Class A-1 Units, the holders thereof will receive the right to exchange such units into 2.79% of the New Common Stock in substitution for their right to exchange such units into the Series A Preferred Stock (subject to dilution by the Management Incentive Plan and further subject to adjustment upwards based on the amount of Excess Effective Date Cash, subject to a cap) and any tracking dividend or liquidation rights that existed with respect to the Series A Preferred Stock, will now track to the percentage interest in the New Common Stock. With respect to all Class A-2 and Class A-3 Units of Crimson, the holders thereof will have their rights to exchange such units into shares of Common Stock of the Company cancelled.

The Plan of Reorganization includes a term sheet for Takeback Debt under which the holders of the Convertible Notes will provide the reorganized Company with a five-year secured term loan in the principal amount of $45.0 million bearing interest at 12% per annum with interest starting to accrue on April 4, 2024, and payable on a quarterly basis. The term sheet also provides that certain holders of the Convertible Notes and other lenders will provide the reorganized Company with a one-year $10.0 million revolving credit facility the proceeds of which will be limited to certain specified emergency uses. Amounts drawn under the revolving credit facility will bear interest at one-month SOFR plus 3% per annum with interest payable on a quarterly basis.

The Plan of Reorganization provides that the reorganized Company will adopt a Management Incentive Plan on the effective date of the plan. All grants under the Management Incentive Plan will ratably dilute all New Common Stock issued pursuant to the Plan of Reorganization. The Management Incentive Plan will reserve exclusively for participants a pool of stock-based awards in the reorganized Company in the form of (i) warrants for 5.0% of New Common Stock and (b) 5.0% of New Common Stock, both

Table of Contents	Glossary of Defined Terms

determined on a fully diluted and fully distributed basis, which shall be reserved for distribution in accordance with the Management Incentive Plan. The reorganized Company will assume all of the Company's existing employment agreements.

The Plan of Reorganization also provides that the reorganized Company will adopt new governance documents, each in a form to be included in a supplement to the plan. On April 11, 2024, the Company filed its plan supplement consisting of, among other items, the Credit Agreement, Security Agreement, Pledge and Security Agreement, Guaranty Agreement, Stockholder’s Agreement with the Consenting Noteholders, Articles of Amendment and Restatement, Fourth Amended and Restated Bylaws, and Omnibus Equity Plan. The new governance documents filed with the plan supplement govern among other things, the composition of the reorganized Company's board of directors, board and stockholder approval rights with respect to certain corporate actions, information rights, stock transfer restrictions, tag-along and drag-along rights, preemptive rights and registration rights.

The Company cannot predict the ultimate outcome of the Chapter 11 Case at this time. For the duration of the Chapter 11 proceedings, the Company's operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process. As a result of these risks and uncertainties, the amount and composition of the Company's assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceeding, and the description of the Company's operations, properties and liquidity and capital resources included in this Annual Report on Form 10-K may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 process.

Going Concern Uncertainty

Given the event of default and acceleration of the Convertible Notes, as well as the inherent risks, unknown results and inherent uncertainties associated with the bankruptcy process and the direct correlation between these matters and our ability to satisfy our financial obligations that may arise, the Company believes that there is substantial doubt that it will continue to operate as a going concern within one year after the date its consolidated financial statements are issued. The Company's ability to continue as a going concern is contingent upon its ability to successfully implement the Plan of Reorganization set forth in the RSA, which is pending approval of the Bankruptcy Court. Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.

Delisting of Common Stock and Series A Preferred Stock

As previously disclosed, on December 1, 2023, the Company received a written notice from the staff of NYSE notifying the Company that the NYSE had determined to commence proceedings to delist the Company's Common Stock and Series A Preferred Stock from the NYSE. NYSE reached this decision pursuant to Section 802.01B of the NYSE’s listed company manual because the Company had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average common stock global market capitalization over a consecutive 30 trading day period of at least $15.0 million. The NYSE indicated that it would apply to the SEC to delist the Company's Common Stock and Series A Preferred Stock upon completion of all applicable procedures, including any appeal by the Company of the NYSE staff’s decision. The Company subsequently appealed the decision.

On February 26, 2024, the Company notified the NYSE that it was withdrawing its appeal. On February 27, 2024, the NYSE filed a Form 25 with the SEC to delist the Company's Common Stock and Series A Preferred Stock from the NYSE. The delisting became effective on March 11, 2024. The deregistration of the Company's Common Stock and Series A Preferred Stock under Section 12(b) of the Exchange Act will be effective 90 days, or such shorter period as the SEC may determine, after the filing date of the Form 25. The Company's Common Stock and Series A Preferred Stock currently trade on the OTC Pink Marketplace under the symbols "CORRQ" AND "CORLQ," respectively. While the Company intends to apply for the New Common Stock to be quoted on the OTC market and to make available to stockholders financial and other information concerning the Company in accordance with applicable OTC rules following the Company's emergence from bankruptcy, there can be no assurance as to the development or liquidity of any market for the New Common Stock.

Sale of MoGas and Omega Pipeline Systems

On January 19, 2024, CorEnergy closed the sale of its MoGas and Omega pipeline systems to Spire Midstream, a subsidiary of Spire Inc. (NYSE: SR), in an all-cash transaction for $175.0 million, plus post close working capital adjustments of $1.1 million. At closing, CorEnergy repaid and canceled the Crimson Credit Facility, for a total of $108.5 million and subsequent to closing the

Table of Contents	Glossary of Defined Terms

Company will make additional payments of approximately $7.3 million for taxes and other transaction related fees, which will result in net proceeds of $60.3 million. Subsequent to this transaction, Crimson is the sole remaining operation of CorEnergy.

OVERVIEW AND BUSINESS OBJECTIVE
We are a publicly traded REIT focused on energy infrastructure. Our business strategy is to own and operate critical energy midstream infrastructure connecting the upstream and downstream sectors within the industry. Prior to the closing of the sale of MoGas and Omega Pipelines, on January 19, 2024, we generated revenue from the transportation, via pipeline systems, of crude oil and natural gas for our customers in California and Missouri, respectively. These pipelines, consisting of our Crimson, MoGas, and Omega Pipeline Systems, are located in areas where it would be difficult to replicate rights-of-way or transport crude oil or natural gas via non-pipeline alternatives, resulting in our assets providing utility-like criticality in the midstream supply chain for our customers. As primarily regulated assets, the value of our regulated pipelines is supported by revenue derived from a cost-of-service methodology. The cost-of-service methodology is used to establish appropriate transportation rates based on several factors, including expected volumes, expenses, debt and return on equity. The regulated nature of the majority of our assets provides a degree of support for our profitability over the long-term, where the majority of our customers own the products shipped on, or stored in, our facilities. We believe these characteristics provide CorEnergy with the attractive attributes of other globally listed infrastructure companies, including high barriers to entry and predictable revenue streams, while mitigating risks and volatility experienced by other companies engaged in the midstream energy sector. We also believe that our strengths in the hydrocarbon midstream industry can be leveraged to participate in energy transition, such as CO2 transportation for sequestration projects.
SUMMARY OF 2023 RESULTS AND KEY EVENTS
A summary of results and key events for the fiscal year ended December 31, 2023 and relevant 2024 developments is as follows:
•Generated consolidated revenue of $131.6 million.
•Generated net loss of $272.8 million.
•Generated Adjusted EBITDA (a non-GAAP financial measure) of $23.9 million.
•Transported an annual average of 156,029 bpd of crude oil.
•Advanced proposed cost-of-service based tariff increases as a result of volume shortfalls, including:
◦A 36% tariff increase on Crimson's SPB system, of which 10% and 21% were effective as of March 2023 and March 2024, respectively. This rate case is pending regulatory approval.
◦A 128% tariff increase on Crimson’s KLM system, of which 21% was effective in October 2023. This rate case is pending regulatory approval.
◦On May 9, 2024, the CPUC approved Crimson's Southern California rate case that, among other things, approved 22% of the total 35% rate increase originally requested and allowed for retroactive charge and collection of the rate beginning in January 2023. The amount and timing associated with the collection of these charges is uncertain at the time of this filing and the Company is required to file an Advice Letter prior to the completion of the recovery.
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

Table of Contents	Glossary of Defined Terms

obligated to be transported on our pipelines, our pipelines have provided transportation services to the same refineries for decades. Our pipeline system provides a safe, reliable, economical, and environmentally sustainable method of transporting crude oil from the California crude oil producers to the California refineries. Furthermore, we are generally the only pipeline providing a connection between such producers and our customers, which are the refineries we serve.
MoGas Pipeline and Omega Pipeline Systems - Held-For-Sale
On January 19, 2024, CorEnergy closed the sale of its MoGas and Omega pipeline systems to Spire Midstream, a subsidiary of Spire Inc. (NYSE: SR), in an all-cash transaction for $175.0 million, plus post close working capital adjustments of $1.1 million. At closing, CorEnergy repaid and canceled the Crimson Credit Facility, for a total of $108.5 million and subsequent to closing the Company will make additional payments of approximately $7.3 million for taxes and other transaction related fees, which will result in net proceeds of $60.3 million. Subsequent to this transaction, Crimson is the sole remaining operation of CorEnergy.
The MoGas Pipeline System is a 263-mile interstate natural gas pipeline regulated by the FERC. The Omega Pipeline System is a 75-mile natural gas distribution system providing unregulated service primarily to the U.S. Army’s Fort Leonard Wood military post. The MoGas and Omega Pipeline Systems are part of a broader system that provides the critical link between natural gas-producing regions and local customers in Missouri. The MoGas Pipeline System sources natural gas from three major interstate pipelines, Panhandle Eastern pipeline, Rockies Express pipeline and Mississippi River Transmission pipeline. The MoGas Pipeline System connects to these three pipelines around the St. Louis area and transports the natural gas to south-central Missouri where it connects to the Omega Pipeline System. The MoGas Pipeline System supplies several local natural gas distribution networks along its path. The Omega Pipeline System primarily serves as a local natural gas delivery system for Fort Leonard Wood.
The MoGas Pipeline System generates the majority of its revenue from take-or-pay transportation contracts with investment-grade customers. The majority of the system's revenue is under a long-term contract with a remaining term of approximately seven years. Omega Pipeline System’s revenues are unregulated and are generated under a firm capacity contract for which lease treatment has been applied. The remaining life of the contract is approximately two years. Given the nature of the MoGas and Omega Pipeline Systems' contracts, the revenue generated by these assets is marginally dependent on the actual volume transported.
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

Tariff Rate Cases and Volumes
We have pending applications with the CPUC to raise tariffs on our San Pablo Bay and KLM pipelines by 36% and 128%, respectively. All applications are being protested by at least one shipper. As a result, the full increases are currently not effective. However, in accordance with CPUC rules, we increased tariffs by 10% on the San Pablo pipelines on March 1, 2023 and again on March 1, 2024. We increased tariffs by 10% on KLM on October 1, 2023. These increases are subject to refund if the CPUC determines that they were not justified. On May 9, 2024, the CPUC approved Crimson's Southern California rate case that, among other things, approved 22% of the total 35% rate increase originally requested and allowed for retroactive charge and collection of the rate beginning in January 2023. The amount and timing associated with the collection of these charges is uncertain at the time of this filing and the Company is required to file an Advice Letter prior to the completion of the recovery. For the year ended December 31, 2023, average throughput volumes on the San Pablo, Southern California and KLM pipelines were 75,470 bpd, 50,652 bpd, and 10,909 bpd, respectively. During the year ended December 31, 2023, average rates per barrel of throughput on the San Pablo, Southern California and KLM pipelines were $1.74, $1.44, and $1.85, respectively. There can be no assurances as to the ultimate outcome of these pending tariff rate cases.
MoGas and Omega Pipeline Systems
The amount of revenue generated by the MoGas and Omega Pipeline Systems relies on fixed-payment contracts with our customers. These contracts are reservation charges with little dependence on actual volumes transported.
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
Basis of Presentation
The consolidated financial statements for the year ended December 31, 2023 include CorEnergy Infrastructure Trust, Inc. its direct and indirect wholly-owned subsidiaries, and consolidated VIEs for which CorEnergy is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation, and our net earnings have been reduced by the portion of net earnings attributable to non-controlling interests, when applicable.
RESULTS OF OPERATIONS
The following table summarizes the financial data and key operating statistics for CorEnergy for the years ended December 31, 2023 and 2022. We believe the operating results detail presented below provide investors with information that will assist them in analyzing our operating performance. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part IV, Item 15 of this report.

Table of Contents	Glossary of Defined Terms

The following table and discussion are a summary of our results of operations for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Revenue
Transportation and distribution	$118,460,499	$122,367,155
Pipeline loss allowance subsequent sales	12,699,864	10,753,732
Lease and other	407,544	526,720
Total Revenue	$131,567,907	$133,647,607
Expenses
Transportation and distribution	$75,134,129	$63,825,083
Pipeline loss allowance subsequent sales cost of revenue	12,423,097	9,370,802
General and administrative	27,916,082	22,367,912
Depreciation and amortization	14,111,980	16,076,326
Loss on impairment of goodwill	—	16,210,020
Loss on impairment of long-lived assets	258,315,556	—
Total Expenses	$387,900,844	$127,850,143
Operating Income (loss)	$(256,332,937)	$5,797,464
Interest expense	$(18,087,219)	$(13,928,439)
Other income	749,423	283,217
Income tax benefit (expense), net	840,643	(1,671,911)
Net Loss	$(272,830,090)	$(9,519,669)

Other Financial Data(1)
Adjusted EBITDA	$23,933,699	$40,361,843
Adjusted Net Income (Loss)	$(7,729,716)	$8,073,050
Cash Available for Distribution	$(33,216,031)	$(1,586,901)

Capital Expenditures
Maintenance Capital	$10,933,009	$7,283,476
Expansion Capital	$1,810,747	$2,762,986
Volume
Average Volume (bpd) - Crude Oil	156,029	166,009
(1) Refer to the "Non-GAAP Financial Measures" section that follows for additional details, including reconciliation to the corresponding GAAP measure.

Table of Contents	Glossary of Defined Terms

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Revenue.
Transportation and Distribution. Transportation and distribution revenue decreased by $3.9 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to lower crude oil transportation volume and lower earned PLA, partially offset by higher average transportation rates. Crude oil transportation volumes for the year ended December 31, 2023 were 156,029 bpd as compared to 166,009 bpd for the year ended December 31, 2022, which contributed $5.5 million to the decrease. The decrease in crude oil transportation volume was primarily due to third-party operational issues that benefited the Company during 2022, but were alleviated during the first quarter of 2023. Those third-party operational issues altered the sourcing patterns of the refineries served by the Company beginning in the second quarter of 2022 and lasted through January of 2023. The weighted average transportation rate increased from $1.44 to $1.51 due to the impact of rate increases on all pipelines, offset by weighting of volumes transported on lower tariff pipelines. The increase in weighted average transportation rates offset the decrease in revenue by $4.0 million. Additionally, earned PLA decreased $2.4 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to lower commodity prices associated with earned PLA. MoGas and Omega transportation and distribution revenues rely on fixed-payment contracts with our customers and did not materially change during the referenced periods.
Pipeline Loss Allowance Subsequent Sales. Pipeline loss allowance subsequent sales revenue, which represents the revenue on sale of crude oil inventory increased by $1.9 million during the year ended December 31, 2023, compared to the year ended December 31, 2022. This is primarily due to an increase in PLA sales volumes, offset by lower realized sales prices. Sales volumes for the year ended December 31, 2023 were 161,850 bbls compared to 111,000 bbls for the year ended December 31, 2022, which contributed $4.0 million to the increase. Additionally, average sales prices for the year ended December 31, 2023 were $78 per bbl, compared to an average of $97 per bbl during the year ended December 31, 2022, which contributed $2.0 million negatively to the change.
Expenses.
Transportation and Distribution. Transportation and distribution expenses increased by $11.3 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase is primarily due to higher management restructuring costs of $1.1 million related to the reorganization of Crimson management, higher asset maintenance expense of $4.7 million, higher utilities cost of $1.0 million, higher regulatory compliance and non-recurring pipeline release costs of $1.8 million, higher outside service costs of $1.0 million and higher right-of-way costs of $500 thousand.
Pipeline Loss Allowance Subsequent Sales Cost of Revenue. Pipeline loss allowance subsequent sales cost of revenue expense increased $3.1 million during the year ended December 31, 2023, compared to the year ended December 31, 2022 primarily due to an increase in PLA sales volumes, offset by lower cost of inventory. Sales volumes for the year ended December 31, 2023 were 161,850 bbls compared to 111,000 bbls during the year ended December 31, 2022, which contributed $3.9 million in higher costs to the change. Additionally, the cost of inventory for the year ended December 31, 2023 was $77 per bbl, compared to $84 per bbl during the year ended December 31, 2022, which contributed $851 thousand in lower costs to the change.
General and Administrative. General and administrative expenses increased $5.5 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022.
Employee-related costs for the year ended December 31, 2023 increased $1.1 million compared to the year ended December 31, 2022, primarily due to higher management restructuring costs of $887 thousand and higher contract labor costs of $450 thousand.
Professional services costs for the year ended December 31, 2023 increased $4.0 million compared to the year ended December 31, 2022, primarily due to higher costs associated with legal services, the MoGas and Omega asset sale and the Company's ongoing change of control application.
Other general costs for the year ended December 31, 2023 increased approximately $400 thousand compared to the year ended December 31, 2022. The increase in other expenses is due to various cost categories, including system and IT related items, office expenses and certain shared office expense reimbursements that Crimson received in 2022 but did not recur in 2023.
Loss on Impairment of Goodwill. Loss on impairment of Goodwill expense decreased $16.2 million during the year ended December 31, 2023 due to no impairment charges recorded during the current period. Refer to a full discussion of the goodwill impairment within Part I, Item I. Note 9 ("Goodwill").

Table of Contents	Glossary of Defined Terms

Loss on impairment of long-lived assets. During the preparation of the 2023 annual consolidated financial statements, the Company re-assessed and ultimately shortened the useful lives of the Crimson assets. This assessment included an evaluation of the continued declining volumes transported and increasing expenses on the Crimson system, as well as the challenges associated with the implementation of the Company’s tariff rate cases. As a result of these factors, the Company determined the carrying value of certain of its long-lived assets were not recoverable and the carrying value was greater than the fair value and accordingly recorded a loss on impairment of long-lived assets of $258.3 million.
Interest Expense. Interest expense increased $4.2 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to higher interest rates.
For the comparison of our results of operations for the years ended December 31, 2022 and December 31, 2021 and discussion of our operating activities, investing activities and financing activities for these years, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 29, 2023.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
Descriptions of our asset portfolio and related operations, are included in Part I, Item 2, "Properties" and in Part IV, Item 15, Note 5 ("Leased Properties And Leases"), Note 4 ("Transportation And Distribution Revenue") and Note 6 ("Financing Notes Receivable") included in this report. This section provides additional information concerning material developments related to our asset portfolio during the year ended December 31, 2023 and through the date of this report.
Crimson Pipeline System
Oil volumes transported on our San Pablo Bay and KLM pipelines in 2022 and early 2023 were unusual compared to historical patterns due to factors beyond the Company’s control, resulting in revenue swings from quarter to quarter. Since the first quarter of 2023, volumes on these pipelines have remained lower but relatively consistent. Similar volumes are included in our 2024 forecast, as well as in our applications with the CPUC to raise tariffs on our San Pablo Bay, KLM and Southern California pipelines.

Kern County’s ability to issue oil and gas drilling permits continues to be suspended, which is affecting crude oil volumes produced in California. The suspension was upheld by the California Court of Appeals on March 7, 2024, due to deficiencies in the County's Environmental Impact Report. As a result, oil production may continue to decline and could accelerate the decline in volumes on our KLM and San Pablo Bay pipelines.

On April 1, 2024, Phillips 66 announced its 140,000 bpd San Francisco refinery in Rodeo, California had ceased processing all petroleum feedstocks and has been processing only renewable feedstocks at the facility since that time. A significant portion of the refinery’s crude oil was historically sourced via a dedicated Phillips 66 pipeline system from the San Joaquin Valley, the same source of volumes for the Company's pipelines. The crude oil previously consumed by Phillips 66 from the San Joaquin Valley is now being transported elsewhere, though volumes delivered on Crimson pipelines have not changed significantly or consistently during this period.

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

On January 24, 2023, the Los Angeles County Board of Supervisors passed an ordinance that would ban all new oil and gas drilling and phase out current production over a 20-year period. The ordinance was scheduled to take effect 30 days after passage but legal challenges were raised, which may delay or stop implementation. Should the ordinance pass, volumes on the Company’s Southern California pipelines may decline at a faster than historical rate.

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
Adjusted Net Income (Loss) and Cash Available for Distribution
We believe Adjusted Net Income (Loss) is an important performance measure of our profitability as compared to other midstream infrastructure owners and operators. Our presentation of Adjusted Net Income (Loss) represents net income (loss) adjusted for loss on impairment of goodwill, loss on impairment of long-lived assets, transaction costs and restructuring costs, less gain on the sale of equipment. Adjusted Net Income (Loss) presented by other companies may not be comparable to our presentation, since each company may define these terms differently.
Management considers CAD an appropriate metric for assessing capital discipline, cost efficiency and balance sheet strength. Although CAD is the metric used to assess our ability to make distributions, this measure should not be viewed as indicative of the actual amount of cash available for distributions or planned for distributions for a given period. Instead, CAD should be considered indicative of the amount of cash available for distributions after mandatory debt repayments and other general corporate purposes. Our presentation of CAD represents Adjusted Net Income (Loss) adjusted for depreciation and amortization, amortization of debt issuance costs, stock-based compensation, and deferred tax expense (benefit), less transaction costs, restructuring costs, maintenance capital expenditures, preferred dividend requirements, and mandatory debt amortization.
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

Table of Contents	Glossary of Defined Terms

	For the Year's Ended December 31,
	2023	2022
Net Loss	$(272,830,090)	$(9,519,669)
Add:
Loss on impairment of goodwill	—	16,210,020
Loss on impairment of long-lived assets	258,315,556	—
Transaction costs	4,223,577	1,422,377
Restructuring costs	2,562,315	—
Less:
Gain on the sale of equipment	1,074	39,678
Adjusted Net Income	$(7,729,716)	$8,073,050
Add:
Depreciation and amortization	14,111,980	16,076,326
Amortization of debt issuance costs	1,472,565	1,648,242
Stock-based compensation	304,859	612,117
Deferred tax expense (benefit)	(867,451)	1,498,584
Less:
Transaction costs	4,223,577	1,422,377
Restructuring costs	2,562,315	—
Maintenance capital expenditures	10,933,009	7,283,476
Preferred dividend requirements - Series A	9,552,519	9,552,519
Preferred dividend requirements - Non-controlling interest	3,236,848	3,236,848
Mandatory debt amortization	10,000,000	8,000,000
Cash Available for Distribution	$(33,216,031)	$(1,586,901)
The following table reconciles net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flow to CAD:

	For the Year's Ended December 31,
	2023	2022
Net cash provided by operating activities	$6,428,585	$29,879,708
Changes in working capital	(5,922,240)	(3,393,766)
Maintenance capital expenditures	(10,933,009)	(7,283,476)
Preferred dividend requirements - Series A	(9,552,519)	(9,552,519)
Preferred dividend requirements - Non-controlling interest	(3,236,848)	(3,236,848)
Mandatory debt amortization included in financing activities	(10,000,000)	(8,000,000)
Cash Available for Distribution (CAD)	$(33,216,031)	$(1,586,901)

Other Special Items:
Transaction costs	$4,223,577	$1,422,377
Restructuring costs	$2,562,315	$—

Other Cash Flow Information:
Net cash used in investing activities	$(16,114,809)	$(11,136,960)
Net cash provided by (used in) financing activities	5,375,470	(12,452,842)
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

Table of Contents	Glossary of Defined Terms

•our operating performance as compared to other midstream infrastructure owners and operators, without regard to financing methods, capital structure, or historical cost basis;
•the ability of our assets to generate cash flow to make distributions; and
•the viability of acquisitions and capital expenditures and the returns on investment of various investment opportunities.
Our presentation of Adjusted EBITDA represents net income (loss) adjusted for items such as loss on impairment of goodwill, loss on impairment of long-lived assets, transaction costs, and restructuring costs. Adjusted EBITDA is further adjusted for depreciation and amortization, stock-based compensation, income tax (benefit) expense, and interest expense, less gain on the sale of equipment. Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Adjusted EBITDA should not be considered a measure of liquidity and should not be considered as an alternative to operating income, net loss or other indicators of performance determined in accordance with GAAP. The following table presents a reconciliation of Net Loss, as reported in the Consolidated Statements of Operations, to Adjusted EBITDA:

	For the Year's Ended December 31,
	2023	2022
Net Loss	$(272,830,090)	$(9,519,669)
Add:
Loss on impairment of goodwill	—	16,210,020
Loss on impairment of long-lived assets	258,315,556	—
Transaction costs	4,223,577	1,422,377
Restructuring costs	2,562,315	—
Depreciation and amortization	14,111,980	16,076,326
Stock-based compensation	304,859	612,117
Income tax (benefit) expense, net	(840,643)	1,671,911
Interest expense, net	18,087,219	13,928,439
Less:
Gain on sale of equipment	1,074	39,678
Adjusted EBITDA	$23,933,699	$40,361,843

DIVIDENDS
Our portfolio of energy infrastructure real property assets generates cash flow from which, if sufficient, allows us to pay distributions to stockholders. Historically, we have paid dividends based on what we believe was the median long-term cash-generating ability of our assets, adjusted for special items. The primary sources of our stockholder distributions have historically included transportation and distribution revenue from our Crimson, MoGas and Omega Pipeline Systems.
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
A REIT is generally required to distribute during the taxable year an amount equal to at least 90% of the REIT taxable income (determined under Code Section 857(b)(2), without regard to the deduction for dividends paid). We intend to adhere to this requirement in order to maintain our REIT status. The Company's Board will continue to determine the amount of any distribution that we expect to pay our stockholders. Dividend payouts may be affected by cash flow requirements and remain subject to other risks and uncertainties.
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
As of December 31, 2023, each of these securities are convertible as follows: the Crimson Class A-1 Units are convertible into depositary shares representing the Company's 7.375% Series A Cumulative Redeemable Preferred Stock, the Crimson Class A-2 and Class A-3 Units are convertible into the Company's Class B Common Stock. However, prior to conversion, the Crimson Class A-1, Class A-2 and Class A-3 Units receive distributions as if they were the corresponding Company securities. For a description of the dividend rights, redemption rights, voting rights, and exchange and conversion rights of the Crimson Class A-1, Class A-2 and Class A-3 Units see Note 15 ("Stockholders' Equity").

We do not expect to pay any further dividends with respect to the Company’s outstanding Common Stock and Series A Preferred Stock, or any distributions with respect to any other outstanding securities of the Company or Crimson, prior to the conclusion of our reorganization pursuant to the pending Chapter 11 Case, which reorganization we also expect will extinguish all claims related to the unpaid Series A Preferred Stock dividends discussed above. If we successfully complete such reorganization, in connection with future dividend distributions with respect to new equity securities issued pursuant to the Chapter 11 Case, we will review taxable income on a regular basis and take measures, if necessary, to ensure that we meet the minimum distribution requirements to maintain our status as a REIT.
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
Dividends. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, holders of the Class B Common Stock are entitled to receive dividends to the extent authorized by the Company’s Board and declared by the Company pursuant to a formula based on the amount of dividends declared on the Company’s Common Stock. For each fiscal quarter ending June 30, 2021 through and including the fiscal quarter ending March 30, 2024, each share of Class B Common Stock will be entitled to receive dividends (the "Class B Common Stock Dividends"), subject to Board approval, equal to the quotient of (i) the difference of (A) CAD (a non-GAAP financial measure) for the most recently completed quarter and (B) 1.25 multiplied by the Common Stock Base Dividend, divided by (ii) shares of Class B Common Stock issued and outstanding multiplied by 1.25. In no event will the Class B Common Stock Dividend per share be greater than any dividends per share authorized by the Board and declared with respect to the Common Stock during the same quarter and no Class B Common Stock Dividend will accrue until after April 1, 2021. As is the case for Common Stock, Class B Common Stock Dividends are not cumulative.
Conversion. Pursuant to the terms of the Articles Supplementary, the Class B Common Stock was converted to Common Stock on February 4, 2024 at a ratio of 0.68:1.00, resulting in 464,957 new shares of Common Stock and zero shares of Class B Common Stock outstanding.

Table of Contents	Glossary of Defined Terms

The following table sets forth Common Stock distributions for the years ended December 31, 2023 and 2022. Distributions are shown in the period in which they were declared.

Common Stock Dividends
Amount
2023
Fourth Quarter	$—
Third Quarter	—
Second Quarter	—
First Quarter	—

2022
Fourth Quarter	$0.0500
Third Quarter	0.0500
Second Quarter	0.0500
First Quarter	0.0500
The following table sets forth preferred stock distributions for the years ended December 31, 2023 and 2022:

Preferred Dividends
Amount
2023
Fourth Quarter	$—
Third Quarter	—
Second Quarter	—
First Quarter	—

2022
Fourth Quarter	$0.4609375
Third Quarter	0.4609375
Second Quarter	0.4609375
First Quarter	0.4609375
Crimson Dividend Declarations

Class A-1 Units(1)
Amount
2023
Fourth Quarter	$—
Third Quarter	—
Second Quarter	—
First Quarter	—

2022
Fourth Quarter	$0.4609375
Third Quarter	0.4609375
Second Quarter	0.4609375
First Quarter	0.4609375
(1) The Company's Board authorized the declaration of dividends of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock payable in cash. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board entitled the holders of Crimson's Class A-1 Units to receive, from Crimson, a cash distribution of $0.4609375 per unit.

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
If we cease to qualify as a REIT, we, as a C corporation, would be obligated to pay federal and state income tax on our taxable income. For 2023, the federal income tax rate for a corporation was 21%.
IMPACT OF INFLATION AND RISING INTEREST RATES
We have experienced significant increases in interest rates, and the cost of energy, transportation, and distribution. The Company's effective interest rate on the Crimson Credit facility was approximately 8.41% for the year ended December 31, 2022, and 10.18% at the year ended December 31, 2023. We repaid and canceled the Crimson Credit Facility on January 19, 2024 as a part of the sale of the MoGas and Omega Pipelines.
SEASONALITY
Volumes transported by Crimson have been generally declining since 2021, with high levels of volatility on a quarterly basis. We expect that volatility to continue in 2024. Maintenance activities can be performed at any time during the year, however, we may have certain quarters where maintenance expenditures are materially higher than other quarters in the year. Currently, our San Pablo Bay pipeline is operating in blended service, where heavy crude oil is mixed with lighter crude oil. Historically, however, it has also operated as a batched system, which would include a seasonal minimum volume. The minimum volume is required because heavy crude oil must be heated to be transported via the pipeline, with the lowest allowed minimum volume typically occurring in the months from July to September and the highest allowed minimum volume typically occurring from December to March, with the actual effective periods dependent on the ground temperature. The historical average quarterly crude oil volumes by pipeline for Crimson are provided in the table below.

Crimson Midstream Holdings Average Crude Oil Volume for Quarter Ended (bpd):	San Pablo Bay	KLM	Southern California	Cardinal	Total (bpd):
March 31, 2022	87,815	11,594	48,341	27,966	175,716
June 30, 2022	72,185	12,674	47,185	27,158	159,202
September 30, 2022	96,464	18,658	45,711	3,915	164,748
December 31, 2022	97,130	21,604	45,212	817	164,763
March 31, 2023	76,800	13,234	46,554	14,150	150,738
June 30, 2023	73,091	10,876	50,636	21,475	156,078
September 30, 2023	71,200	7,509	52,750	20,494	151,953
December 31, 2023	75,470	10,909	50,652	18,998	156,029
The MoGas and Omega Pipeline Systems generally have stable revenues throughout the year and complete necessary pipeline maintenance during the "non-heating" season, or quarters two and three. Therefore, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. The MoGas and Omega Pipeline Systems were sold to Spire on January 19, 2024.

Table of Contents	Glossary of Defined Terms

LIQUIDITY AND CAPITAL RESOURCES
Overview

At December 31, 2023, we had liquidity of $13.5 million, comprised of cash. This cash position was supplemented as a result of the sale of MoGas and Omega on January 19, 2024, which generated $60.3 million in proceeds to the Company after taxes, transaction-related costs and repayment of the $108.5 million due associated with the Company's Crimson Credit Facility, which was fully repaid and terminated contemporaneously with the MoGas and Omega Pipelines sale. We use cash flows generated from MoGas and Omega operations and cash flows generated from our interest in Crimson's operations that are distributed to us, to fund current obligations, projected working capital requirements, debt service payments and dividend payments. Prior to the repayment and cancellation of the Crimson Credit Facility, distributions from MoGas, Omega, and Crimson were subject to certain limitations as discussed under the "Crimson Credit Facility" below. Those restrictions did not affect the ability of the Company to meet its cash obligations.

Under the RSA, we have agreed to not incur any material indebtedness outside the ordinary course of business, including seeking bankruptcy court approval to incur indebtedness without the express written consent of the Consenting Noteholders.
As discussed above, on March 11, 2024, the NYSE delisted the Company's Common Stock and Series A Preferred Stock from the NYSE. The delisting constituted a "fundamental change" under the Indenture governing the Convertible Notes, which required the Company to make an offer to repurchase all of the outstanding Convertible Notes. The Company does not have sufficient cash on hand or liquidity to repurchase all of the outstanding Convertible Notes, and the failure to make or complete the repurchase offer would result in a default under the Indenture. Furthermore, as discussed above, the filing of the Chapter 11 Case constituted an event of default that accelerated obligations under the Indenture. We anticipate restructuring the Convertible Notes through the Chapter 11 bankruptcy filing.
Given the event of default and acceleration of the Convertible Notes, as well as the inherent risks, unknown results and inherent uncertainties associated with the bankruptcy process and the direct correlation between these matters and our ability to satisfy our financial obligations that may arise, the Company believes that there is substantial doubt that it will continue to operate as a going concern within one year after the date its consolidated financial statements are issued.
Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Years Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$6,428,585	$29,879,708
Investing activities	(16,114,809)	(11,136,960)
Financing activities	5,375,470	(12,452,842)
Net change in cash and cash equivalents	$(4,310,754)	$6,289,906
Cash Flows from Operating Activities
Net cash flows provided by operating activities for the year ended December 31, 2023 were primarily attributable to $272.8 million in net loss, partially offset by (i) impairment of long-lived assets of $258.3 million, (ii) $14.1 million in depreciation and amortization, and (iii) $5.9 million in positive working capital changes.
Net cash flows provided by operating activities for the year ended December 31, 2022 were primarily attributable to $9.5 million in net loss, offset by i) $16.1 million in depreciation and amortization, ii) $16.2 million loss on impairment of goodwill and iii) $3.4 million in positive working capital changes.
Cash Flows from Investing Activities
Net cash used in investing activities for the year ended December 31, 2023 was primarily attributable to (i) $16.5 million of cash utilized to acquire property and equipment, offset by (ii) $1.2 million proceeds from reimbursable projects.
Net cash used in investing activities for the year ended December 31, 2022 was primarily attributable to (i) $13.9 million of cash utilized to acquire property and equipment, offset by (ii) $2.5 million proceeds from reimbursable projects.

Table of Contents	Glossary of Defined Terms

Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2023 was primarily attributed to principal payments of $10.0 million on the Crimson Credit Facility, offset by i) net advances on the Crimson Revolver of $15.0 million, and (ii) net proceeds from financing arrangements of $898 thousand.
Net cash used in financing activities for the year ended December 31, 2022 was primarily attributed to (i) common dividends paid of $2.2 million, (ii) preferred stock dividends paid of $9.6 million, (iii) distributions paid to non-controlling interests of $3.2 million, (iv) principal payments of $8.0 million on the Crimson Credit Facility, offset by net advances on the Crimson Revolver of $8.0 million, and net proceeds from financing arrangements of $2.5 million.
Tariff Rate Cases and Volumes
We have pending applications with the CPUC to raise tariffs on our San Pablo Bay and KLM pipelines by 36% and 128%, respectively. All applications are being protested by at least one shipper. As a result, the full increases are currently not effective. However, in accordance with CPUC rules, we increased tariffs by 10% on the San Pablo pipelines on March 1, 2023 and again on March 1, 2024. We increased tariffs by 10% on KLM on October 1, 2023. These increases are subject to refund if the CPUC determines that they were not justified. On May 9, 2024, the CPUC approved Crimson's Southern California rate case that, among other things, approved 22% of the total 35% rate increase originally requested and allowed for retroactive charge and collection of the rate beginning in January 2023. The amount and timing associated with the collection of these charges is uncertain at the time of this filing and the Company is required to file an Advice Letter prior to the completion of the recovery. For the year ended December 31, 2023, average throughput volumes on the San Pablo, Southern California and KLM pipelines were 75,470 bpd, 50,652 bpd, and 10,909 bpd, respectively. During the year ended December 31, 2023, average rates per barrel of throughput on the San Pablo, Southern California and KLM pipelines were $1.74, $1.44, and $1.85, respectively. There can be no assurances as to the ultimate outcome of these pending tariff rate cases.
Cumulative Unpaid Dividends
The Company currently has cumulative unpaid dividends on our Series A Preferred Stock of $9.6 million and the Crimson A-1 Units of $3.2 million. As discussed above, we expect that the Chapter 11 reorganization will extinguish all claims related to the unpaid dividends discussed above.
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
In October 2015, the Governor of California signed the Oil Spill Response: Environmentally and Ecologically Sensitive Areas Bill ("AB-864") which requires new and existing pipelines located near environmentally and ecologically-sensitive areas connected to or located in the coastal zone to use best available technologies to reduce the amount of oil released in an oil spill to protect state waters and wildlife. The California Office of the State Fire Marshal has developed the regulations required by AB-864. The Company submitted recommendations for pipeline segment improvements in December 2021, which were subsequently accepted by the California Office of the State Fire Marshal in 2022. All expenditures are recoverable under the cost-of-service framework. The Company has begun the process of making the recommended modifications and the expenditures will continue into 2024. The Company submitted a filing with the CPUC to implement a surcharge on existing tariffs to recover the costs associated with the regulation. However, at least one shipper protested the filing so the surcharge could not be implemented until the case was ruled on by the CPUC. The Company previously submitted a filing with the CPUC to implement a surcharge on existing tariffs to recover the costs associated with the AB-864 regulations, however, on May 9, 2024 the CPUC finalized the

Table of Contents	Glossary of Defined Terms

Company's Southern California rate case that, among other things, denied the Company's request to implement a surcharge to recover AB-864 costs, but did approve inclusion of those costs in the Southern California approved tariff.
Crimson may incur substantial amounts of capital expenditures in certain periods in connection with large maintenance projects. In 2024, Crimson expects to incur asset maintenance expenses of approximately $22.0 million and maintenance capital expenditures of approximately $2.0 million.

Maintenance Expenditures
Three Months Ended	Expense	Capital
March 31, 2021(1)	$1,580,842	$3,126,433
June 30, 2021	1,670,580	2,182,155
September 30, 2021	1,990,346	1,757,350
December 31, 2021	1,816,851	1,958,286
March 31, 2022	744,509	1,442,550
June 30, 2022	1,443,368	1,475,433
September 30, 2022	1,860,100	1,180,794
December 31, 2022	2,541,223	3,184,699
March 31, 2023	1,138,957	2,222,948
June 30, 2023	2,364,554	2,099,717
September 30, 2023	2,963,641	4,234,518
December 31, 2023	5,537,882	2,375,826
(1) Activity associated with the Crimson assets represent the period from January 1, 2021 to March 31, 2021.
Material Cash Requirements
The following table summarizes our material cash requirements and other obligations as of December 31, 2023:

	Principal	Less than 1 year	2-3 years	4-5 years	More than 5 years
Crimson Term Loan(1)	$56,000,000	$56,000,000	$—	$—	$—
Interest payments on Crimson Term Loan(2)		1,285,557	—	—	—
Crimson Revolver(1)	50,000,000	50,000,000	—	—	—
Interest payments on Crimson Revolver(2)		960,061	—	—	—
5.875% Convertible Debt(1)	118,050,000	—	118,050,000	—	—
Interest payments on 5.875% Convertible Debt(1)		6,935,438	6,935,438	—	—
Leases(3)(4)		976,299	1,954,781	1,919,557	4,737,344
Notes payable(4)		5,111,906	463,750	—	—
Series A Preferred Stock dividend requirements(5)		—	—	—
Distributions on Crimson Class A-1 Units(6)		—	—	—	—
Totals		$121,269,261	$127,403,969	$1,919,557	$4,737,344
(1) As of the bankruptcy filing date of February 25, 2024, the Convertible Notes are in default and callable. See Part IV, Item 15, Note 14 ("Debt")
(2) As noted in Part IV, Item 15, Note 14 ("Debt"), the Company repaid the Crimson Credit Facility in January 2024. These amounts represent actual interest payments made in 2024 through the repayment and termination of the Crimson Credit Facility.
(3) See Part IV, Item 15, Note 5 ("Leased Properties and Leases")
(4) Notes payable is included in Accounts Payable and other accrued liabilities on the Consolidated Balance Sheet.
(5) During the first quarter of 2023, the Company suspended dividend payments on the Series A Preferred Stock, which will accrue dividends annually at $1.84375 per share. Any accumulated Series A Preferred Stock dividends must be paid prior to the Company resuming common dividend payments. As of December 31, 2023, the accumulated $9.6 million in unpaid dividends has not been included in this table as we cannot reasonably determine when or if we will reinstate those dividend payments.
(6) Based on the suspension of dividend payments on the Company's Series A Preferred Stock, the Crimson Class A-1 Units will not receive dividends. As of December 31, 2023, the Grier Members have an unpaid distribution of $3.2 million that has not been included in this table as we cannot reasonably determine when or if we will declare dividends on the Company's Series A Preferred Stock, such that the Crimson Class A-1 units may be eligible for dividends again. Additionally, in connection with the Chapter 11 Case, the Company has incurred, and expects to continue to incur, significant professional fees and other costs.

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
During 2023, our maintenance capital spending was $10.9 million and our expansion capital spending was $1.8 million.
Revolving and Term Credit Facilities
Crimson Credit Facility

Crimson Midstream Operating and Corridor MoGas, as borrowers, together with certain subsidiary guarantors, were a party to that certain Crimson Credit Facility with the agents and lenders from time to time party thereto. The Crimson Credit Facility provided borrowing capacity of up to $155.0 million, consisting of: the $50.0 million Crimson Revolver, the $80.0 million Crimson Term Loan and an uncommitted incremental facility of $25.0 million.

Outstanding balances under the facility were guaranteed by certain subsidiary guarantors and secured by all assets of the borrowers and guarantors (including the equity in such parties), other than any assets regulated by the CPUC and other customarily excluded assets. Under certain circumstances, the proceeds from specified asset sales were required to be used to repay the term loan and revolving credit facility after which the borrowing availability under the revolving credit facility will be reduced to $30.0 million. Additionally, no distributions could be made from the borrowers to their parent until the proceeds of specified asset sales have been used to repay the loans and other financial conditions have been met. The Company's total leverage ratio of 2.80 for the second quarter of 2023 violated the 2.75 covenant requirement and the Company utilized an equity cure as allowed by the original terms of the Amended and Restated Credit Agreement to remedy the violation. In August 2023, the parties entered into an amended the facility to change the applicable total leverage ratio in the third and fourth quarters of 2023 from 2.50 to 3.75, which was intended to prevent any additional covenant violations before the completion of the sale of the MoGas and Omega assets. The Company did not calculate or report its fourth quarter covenants due to the repayment of the Crimson Credit Facility in January of 2024.

The Crimson Term Loan required quarterly payments of $2.0 million in arrears on the last business day of March, June, September and December, commencing on June 30, 2021 and increasing to $3.0 million per quarter beginning September 30, 2023. Subject to certain conditions, all loans made under the facility beared interest at the option of the borrowers at either (a) Adjusted SOFR plus a spread of 325 to 450 basis points, or (b) a rate equal to the highest of (i) the prime rate established by the Administrative Agent, (ii) the federal funds rate plus 0.5%, or (iii) the one-month Adjusted SOFR rate plus 1.0%, plus a spread of 225 to 350 basis points. The applicable spread for each interest rate was based on the Total Leverage Ratio (as defined in the Crimson Credit Facility). As of December 31, 2023, the applicable interest rate for the Crimson Term Loan was 10.20%.

We had no available borrowing capacity on the Crimson Revolver at December 31, 2023. The loans under the Crimson Credit Facility were scheduled to mature on May 3, 2024. In conjunction with the closing of the sale of the MoGas and Omega Pipelines on January 19, 2024, CorEnergy repaid and canceled the Crimson Credit Facility, for a total of $108.5 million. For a summary of the additional material terms of the Crimson Credit Facility, please refer to Part IV, Item 15, Note 14 ("Debt") included in this report.
Convertible Notes

On August 12, 2019, we issued an aggregate $120.0 million principal amount of Convertible Notes. The Convertible Notes mature on August 15, 2025 and bear interest at a rate of 5.875% per annum, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020. Holders may convert all or any portion of their Convertible Notes into shares of our Common Stock at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The initial conversion rate for the Convertible Notes is 20.0 shares of Common Stock per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of $50.00 per share of our Common Stock. Such conversion rate will be subject to adjustment in certain events as specified in the Indenture.

Table of Contents	Glossary of Defined Terms

As discussed above, on March 11, 2024, the NYSE delisted the Company's Common Stock and Series A Preferred Stock from the NYSE. The delisting constituted a "fundamental change" under the Indenture governing the Convertible Notes, which required the Company to make an offer to repurchase all of the outstanding Convertible Notes. The Company does not have sufficient cash on hand or liquidity to repurchase all of the outstanding Convertible Notes, and the failure to make or complete the repurchase offer would result in a default under the Indenture. Furthermore, as discussed above, the filing of the Chapter 11 Case constituted an event of default that accelerated obligations under the Indenture. We anticipate restructuring the Convertible Notes through the Chapter 11 bankruptcy filing. Refer to Part IV, Item 15, Note 14 ("Debt") included in this report for additional information concerning the Convertible Notes.
Shelf Registration Statements
On February 27, 2024 and March 11, 2024, the Company terminated all offerings of securities pursuant to its prior registration statements and terminated the effectiveness of such registration statements following commencement of the Chapter 11 Case.
Liquidity and Capitalization
Our principal investing activities are acquiring and financing assets within the U.S. energy infrastructure sector. These investing activities have often been financed from the proceeds of our public equity and debt offerings, as well as the term and credit facilities mentioned above. We are also expanding our business development efforts to include other REIT-qualifying revenue sources. Continued growth of our asset portfolio will depend in part on our continued ability to access funds through additional borrowings and securities offerings. The Plan of Reorganization contemplates financing in the form of the take back debt and a revolving credit facility. The availability and terms of any such financing will depend upon Bankruptcy Court approval of the Plan of Reorganization and the availability and terms of any future financing will depend on market and other conditions, as well as our compliance with debt covenants in our credit facilities. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.
The following table presents our liquidity and capitalization as of December 31, 2023 and 2022:

Liquidity and Capitalization
	December 31, 2023	December 31, 2022
Cash and cash equivalents	$13,519,728	$13,294,728
Revolver availability	$—	$15,000,000

Revolving credit facility	$50,000,000	$35,000,000
Long-term debt (including current maturities)(1)	172,817,249	181,657,983
Stockholders' equity:
Series A Cumulative Redeemable Preferred Stock 7.375%, $0.001 par value	129,525,675	129,525,675
Common Stock, non-convertible, $0.001 par value	15,354	15,254
Class B Common Stock, $0.001 par value	684	684
Additional paid-in capital	327,285,007	327,016,573
Retained deficit	(609,902,035)	(333,785,097)
Non-controlling interest	120,130,276	116,893,428
Total CorEnergy equity	(32,945,039)	239,666,517
Total CorEnergy capitalization	$189,872,210	$456,324,500
(1) Long-term debt is presented net of discount and deferred financing costs.
(2) Excludes $9.6 million of cumulative unpaid dividends related to the Series A Preferred Stock. The table also excludes $3.2 million of cumulative unpaid dividends related to the Crimson A-1 Units.
The above table does not give effect to the conversion of the non-controlling interest, representing the Crimson Class A-1, Class A-2, and Class A-3 Units, into our securities. Such conversion is subject to CPUC approval and will be elective by the holder(s) of the non-controlling interest.

Table of Contents	Glossary of Defined Terms

Prospective Capitalization Table
		Adjustments	Prospective for Non-Controlling Interest Reorganization and Class B Conversion
	December 31, 2023 Actual(1)	Non-Controlling Interest Reorganization Class B Conversion(2)(3)
Cash and Cash Equivalents	$13,519,728	$—	$13,519,728

Debt
Revolving Credit Facility	50,000,000	—	50,000,000
Long-Term Debt (including current maturities)(4)	172,817,249	—	172,817,249
Total Debt	222,817,249	—	222,817,249

Stockholders' Equity
Preferred Stock
Series A Preferred Stock	129,525,675	39,325,330	168,851,005
Total	129,525,675	39,325,330	168,851,005

Common Stock	15,354	8,089	23,443
Class B Common Stock	684	(684)	—
Additional Paid-In Capital	327,285,007	71,457,379	398,742,386
Retained Deficit	(609,902,035)	9,340,162	(600,561,873)
Total Equity to Common Shareholders	(282,600,990)	80,804,946	(201,796,044)
Non-controlling interest (4)	120,130,276	(120,130,276)	—
Total Equity	$(32,945,039)	$—	$(32,945,039)

Total Capitalization	$189,872,210		$189,872,210

Shares Outstanding
Common Stock	15,353,833	8,089,321	23,443,154
Class B Common Stock	683,761	(683,761)	—
Total Shares Outstanding	16,037,594	7,405,560	23,443,154

Book Value of Outstanding Shares	$(17.62)	$9.01	$(8.61)
(1) The non-controlling interest reflects the Grier Members' equity consideration for the Class A-1, Class A-2, and Class A-3 Units representing the equity interest in Crimson. Subject to CPUC regulatory approval, these units are convertible into certain CorEnergy securities as illustrated in the prospective adjustments above.
(2) The prospective adjustments reflect the Grier Members' exchange of the non-controlling interest presently represented by their Class A-1, Class A-2, and A-3 Units into depositary shares representing Series A Preferred Stock for the Class A-1 Units and Class B Common Stock for both Class A-2 and Class A-3 Units. Such exchanges are subject to receiving CPUC approval. Further, we do not expect the holders to exercise their exchange rights all at once due to the income tax consequences arising from such exchanges. We cannot predict when the holders will elect to exchange or if they will elect to exchange at all. Refer to Part IV, Item 15, Note 15 ("Stockholders' Equity") for further details on the non-controlling interest.

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
SUBSEQUENT EVENTS
For additional information regarding transactions that occurred subsequent to December 31, 2023, see Part IV, Item 15, Note 19 ("Subsequent Events") included in this Annual Report on Form 10-K.

Table of Contents	Glossary of Defined Terms

CRITICAL ACCOUNTING ESTIMATES
The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, recognition of revenues and expenses, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. During the year ended December 31, 2023, there were no significant changes to our critical accounting policies and estimates, other than the change in useful lives of our crude oil pipelines and related equipment as described in Part IV, Item 15, Note 2 ("Significant Accounting Policies").
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
We continually monitor our business, the business environment, and performance of our operations to determine if an event has occurred that indicates that the carrying value of a long-lived asset group may be impaired. When a triggering event occurs, which is a determination that involves judgment, we utilize cash flow projections to assess the ability to recover the carrying value of our asset groups based on our long-lived assets' ability to generate future cash flows on an undiscounted basis over the remaining useful life of the primary asset.
The projected cash flows of long-lived asset groups are primarily based on cash flows that extend many years into the future. If those cash flow projections indicate that the long-lived asset's carrying value is not recoverable, we record an impairment charge for the excess of carrying value of the asset group over its fair value. The estimate of fair value considers a number of factors, including the potential value that would be received if the asset were sold, discount rates, and projected cash flows. Due to the imprecise nature of these projections and assumptions, actual results can differ from our estimates.

During the preparation of the 2023 annual consolidated financial statements, the Company re-assessed and ultimately shortened the useful lives of the Crimson assets effective December 1, 2023. This assessment included an evaluation of the continued declining volumes transported and increasing expenses on the Crimson system, as well as the challenges associated with the implementation of the Company’s tariff rate cases. The Company considered the large impairments recorded by California oil producers, as well as the lack of active permitting in the state, as factors in assessing the assumptions utilized in its analysis. As a result of these factors, the Company determined the carrying value of the Crimson asset groups were not recoverable and the carrying value was greater than the fair value and accordingly recorded a loss on impairment of long-lived assets of $258.3 million. If the underlying assumptions in management’s estimate changed the fair value of the Crimson asset groups by 10% from our estimated fair value at December 31, 2023, the financial impact would have been approximately $8.2 million or 3.0% of loss before income taxes for the year ended December 31, 2023. See Note 8 “Property and Equipment” to the Consolidated Financial Statements for further information on the impairment of our assets.

There was no impairment of long-lived assets recorded during the year ended December 31, 2022. For the year ended December 31, 2021, we recognized a loss on impairment and disposal of $5.8 million for the GIGS asset.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. Debt used to finance our acquisitions may be based on floating or fixed rates. As of December 31, 2023, we had debt with an outstanding balance of $224.1 million, of which the Crimson Term Loan comprised $56.0 million, the Crimson Revolver comprised $50.0 million and $118.1 million was associated with the Convertible Notes. Current maturities under the Crimson Term Loan amount to $224.1 million at December 31, 2023.
Our borrowings under our Crimson Revolver were variable-rate, based on a SOFR pricing spread and subject to interest rate re-sets that generally range from one month to six months.
Borrowings under the Crimson Credit Facility are variable-rate based on either (a) SOFR pricing spread or (b) a rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the one-month Adjusted SOFR rate plus 1.0%, plus a

Table of Contents	Glossary of Defined Terms

pricing spread. The applicable spread for each interest rate was redetermined quarterly based on the Total Leverage Ratio (as defined in the Crimson Credit Facility). Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. A 100-basis point increase or decrease in current SOFR rates would have resulted in a current interest rate of 11.20% or 9.20%, respectively, for the Crimson Credit Facility. Under the Crimson Credit Facility, a 100-basis point increase or decrease in the current SOFR rate would have resulted in an approximately $1.0 million increase or decrease in interest expense for the year ended December 31, 2023.
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
Certain of Crimson's transportation agreements and tariffs for crude oil shipments also include a PLA, as discussed above. As is common in the pipeline transportation industry, as crude oil is transported, Crimson earns a small percentage of the crude oil transported, earned PLA oil inventory, which it can then sell. The realized PLA volume earned and available for sale is net of differences in measurement and actual volumes gained or lost. This allowance oil revenue is subject to more volatility than transportation revenue, as it is directly dependent on Crimson's measurement capability and commodity prices. As a result, the income Crimson realizes under its loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. As of December 31, 2023, Crimson did not have any open hedging agreements to mitigate its exposure to decreases in commodity prices through its loss allowances; however, it has previously entered into such agreements and may do so in the future.
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
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), we have evaluated the effectiveness and design of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.
Management's Report on Internal Control over Financial Reporting
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), is responsible for establishing and maintaining adequate internal control over our financial reporting. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework).

Table of Contents	Glossary of Defined Terms

Based on this evaluation and the satisfactory completion of the remediation actions described below, our management concluded that our internal control over financial reporting was effective, at the reasonable assurance level, as of December 31, 2023.
Remediation of Material Weakness
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the year ended December 31, 2022, the Company identified a material weakness in internal control related to the identification of non-routine complex transactions during the review process and ensure appropriate evaluation and accounting treatment application.
The Company has concluded that the material weakness described above was fully remediated as of December 31, 2023, due to the implementation and enhancement of specific processes and controls to identify reporting requirements for non-routine complex transactions. These controls were tested and determined to be operating effectively as of December 31, 2023. The remediation efforts are complete and address the previously identified deficiencies and enhance our overall internal control environment.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by our independent registered public accounting firm because as a smaller reporting company, we are exempt from this requirement.
Changes in Internal Control over Financial Reporting
Except for the remediation of the material weakness described above, there have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. Further, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.
ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, was adopted or terminated by any director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company.
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
Directors and Executive Officers
The following table sets forth each of our directors' and executive officers' name and age; position(s) held with the Company and length of time served; principal occupation during the past five years; and other public company directorships held by each such officer or director. The address of each director and officer is 1100 Walnut Street, Suite 3350, Kansas City, Missouri 64106. Each director and officer serves until his or her successor is elected and qualified or until his or her resignation or removal.

Name and Age	Position(s) Held With The Company and Length of Time Served	Other Principal Occupation During Past Five Years	Other Public Company Directorships Held by Officer
David J. Schulte (Born 1961; Age 63)	Chairman of the Board since January 2019; Director since December 2011; Chief Executive Officer since inception (2005); President from inception (2005) to April 2007 and from June 2012 to January 2023.	Managing Director of Tortoise Capital Advisors, L.L.C from inception in 2002 to 2015.	Western Midstream Partners, LP (NYSE: WES)
John D. Grier (Born 1956; Age 67)	Director and Chief Operating Officer since February 2021.	Founder of Crimson Midstream Holdings and its CEO from 2005 - 2021.	None
Robert L Waldron (Born 1971, Age 52)	President since January 2023, Chief Financial Officer since February 2021.	Chief Financial Officer of Crimson since September 2014; Investment Banker advising midstream clients on M&A, IPO and capital market transactions at Citi Group and UBS from 2007-2014; R&D Group at Dow Chemical from 1999-2007.	None
Christopher M. Reitz (Born 1966, Age 58)	Executive Vice President, General Counsel and Corporate Secretary since May 2022	Vice President, Corporate Development, Orizon Aerostructures, LLC from 2018-2022; Corporate Secretary, Caterpillar Inc. from 2010-2017; Assistant General Counsel, Entergy Corporation from 2008-2010; Senior Vice President, General Counsel and Corporate Secretary, Aquila, Inc. from 2005-2008.	None
Christopher M. Huffman (Born 1980, Age 43)	Chief Accounting Officer since November 2021.	Chief Accounting Officer at Discovery Natural Resources LLC from 2012 to 2021, Controller at Great Western Oil and Gas Company from 2011 to 2012; Manager and other various positions at
		PricewaterhouseCoopers LLP ("PwC") from 2004 to 2011.	None
Arkan Haile (Born 1971, Age 52)	Director since May 2022.	Senior Executive Advisor to the Mayor for Development and Special Projects (City and County of Denver) 2022 to present, Vice President/Senior Corporate Counsel at NGL Energy Partners LP from 2015 to 2022.	None
Catherine A. Lewis (Born 1952, Age 72)	Director since July 2013.	Retired in 2012. Formerly, Global Head of Tax for the Energy & Natural Resources Practice, KPMG, from 2002-2012. Arthur Andersen from 1986-2002. Certified Public Accountant ("CPA") designation since 1987.	Garmin Ltd. (NYSE: GRMN)

Name and Age	Position(s) Held With The Company and Length of Time Served	Other Principal Occupation During Past Five Years	Other Public Company Directorships Held by Officer
Conrad S. Ciccotello (Born 1960; Age 63)	Director since its inception (2005).	Director and Professor at the Reiman School of Finance in the Daniels College of Business at Denver University since 2017; Senior Consultant at Charles River Associates since 2020; Faculty member, Robinson College of Business, Georgia State University from 1999 to 2017; Investment Consultant to the University System of Georgia for its defined contribution retirement plan from 2008-2017; Published research on energy infrastructure MLPs and investment company performance; Research Fellow in TIAA Institute since 2007.	Tortoise Funds; Peachtree Alternative Strategies Fund
Todd E. Banks (Born 1963, Age 60)	Director since May 2017.	Co-Founder and Portfolio Manager, Blackthorn Investment Group, LLC since 1998; Managing Member Blackthorn Capital, LLC since 1998; Managing Member Blackthorn Lending since 2012; Director, Blackthorn Fund Ltd. from 2004 - 2015; Director, Cartasite, LLC from 2012 - 2014; Managing Director, Koch Industries from 1991 - 1998; Reservoir / Production Engineer, Shell Oil Company from 1986 - 1991.	None
The information regarding the Chapter 11 Case set forth in Item 1. Business of this Form 10-K under the heading "Recent Developments – Chapter 11 Bankruptcy" is hereby incorporated by reference.

Audit Committee

Our Board of Directors has established a separately-designated Audit Committee.

The Audit Committee

Members: Catherine A. Lewis (Chair) Todd E. Banks Conrad S. Ciccotello Arkan Haile 2023 Committee Actions: 7 meetings Governing Document: Audit Committee Charter, as amended effective July 30, 2014	The Audit Committee: (i) approves and recommends to the Board of Directors the election, retention or termination of the independent registered public accounting firm (the “independent auditors”); (ii) approves services to be rendered by the independent auditors and monitors the independent auditors’ performance; (iii) reviews the results of the Company’s audit; (iv) determines whether to recommend to the Board that the Company’s audited financial statements be included in the Company’s Annual Report; (v) assists with implementation of the Company’s valuation procedures; and (vi) carries out additional responsibilities as outlined in the Committee’s Charter.

The Board of Directors has determined that each member of the Audit Committee is “financially literate” and is “independent” as defined under the applicable New York Stock Exchange listing standards. The Board of Directors has determined that Catherine A. Lewis and Conrad S. Ciccotello are “audit committee financial experts.” In addition to her executive and leadership experience in public accounting, Ms. Lewis has tax expertise in the energy sector. Mr. Ciccotello has experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements. Mr. Ciccotello also has a Ph.D. in Finance.

Delinquent Section 16(a) Reports

The Company believes that during and with respect to the year ended December 31, 2023, its officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

MANAGEMENT
Information about our Executive Officers
The following table sets forth certain information regarding our executive officers and key employees as of March 1, 2024:

Name	Age	Position(s) Held
David J. Schulte	63	Chairman and Chief Executive Officer
John D. Grier	67	Chief Operating Officer
Robert L Waldron	52	President and Chief Financial Officer
Chris Reitz	58	Executive Vice President, General Counsel and Corporate Secretary
Christopher M. Huffman	43	Chief Accounting Officer
All of our current executive officers hold their offices at the discretion of our Board of Directors ("Board"). There are no family relationships between or among any executive officers. There are no arrangements or understandings with another person pursuant to which any executive officer was selected for office.
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
ITEM 11. EXECUTIVE COMPENSATION
Compensation of Executive Officers
This discussion outlines our executive compensation policies and decisions as they relate to the Company’s named executive officers ("NEOs"). Our compensation programs are structured to align the interests of our executive officers with the interests of our stockholders. The NEOs for 2023 were David J. Schulte, our Chief Executive Officer and Chairman of the Board of Directors, Robert L Waldron, our President and Chief Financial Officer and John D. Grier, Chief Operating Officer - Crimson California.

Summary Compensation Table for Named Executive Officers

Name and Principal Position	Year	Salary	Nonequity Incentive Plan Compensation	Stock Awards	Cash Awards Subject to Vesting (3)	All Other Compensation(2)	Total
David J. Schulte	2023	$450,000	$300,000	$—	$475,000	$13,200	$1,238,200
Chief Executive Officer	2022	500,000	247,500	305,206	—	21,000	1,073,706

John D. Grier	2023	357,700	79,200	—	160,000	14,800	611,700
Chief Operating Officer

Robert L Waldron	2023	341,100	53,056	—	352,000	15,800	761,956
President and Chief Financial Officer	2022(1)	226,924	108,763	177,587	—	22,133	535,407

Larry Alexander	2023	78,000	221,600	—	—	452,100	751,700
Former President - Crimson California	2022	443,210	443,210	—	—	9,183	895,603
_____________
(1)Excludes $136,736 in salary and $65,537 in bonus reimbursement the Company received from unaffiliated entities under a shared services agreement.
(2)Includes (i) 401(k) matching payments and (ii) dividends on restricted stock units.
(3)Represents Cash Units issued under the Company's Omnibus Plan, which vest over three years, with 1/3 vesting on March 15th each year.
Outstanding Equity Awards at Fiscal Year End

Name	Number of Unvested Restricted Stock Units(1)	Market Value of Restricted Stock Units That Have Not Vested
David J. Schulte	78,866	$9,464
Robert L Waldron	45,889	5,507
John D. Grier	25,237	3,028
_____________
(1) The restricted stock units were granted on May 26, 2022 and vest at a rate of one third on each March 15 thereafter. The executive must be employed on the vesting date.     On March 14, 2024, the Company terminated all RSU award agreements under the Omnibus Plan and all outstanding RSU awards thereunder were canceled pursuant to the registration statements.

Potential Payments Upon Termination or Change in Control

If any of the current named executives are terminated without cause or terminate their employment for good reason, as defined in their employment agreement, they will be entitled to a payment equal to 2.0 times the sum of salary and annual bonus opportunity in the case of Messrs. Schulte and Waldron and 1.75 times the sum of salary and annual bonus opportunity in the case of Mr. Grier.
Director Compensation
The following table sets forth certain information with respect to the compensation paid by the Company to each of our Independent Directors for their services as a director during fiscal year 2023. The Company does not have any retirement or pension plans.

Name of Person	Fees Earned or Paid in Cash (1)	Stock Awards	Total
Todd E. Banks	$112,000	$—	$112,000
Conrad S. Ciccotello	112,000	—	112,000
Catherine A. Lewis	112,000	—	112,000
Arkan Haile	100,000	—	100,000
____________________
(1)No amounts have been deferred for any of the persons listed in the table.

For 2023 each Independent Director received an annual cash retainer of $100,000. Additionally, the chairs of each Board committee and the lead director of the Board received an additional annual cash retainer of $12,000.

Equity Compensation Plan Information as of December 31, 2023
The following table sets forth information as to the Company’s Omnibus Equity Incentive Plan as of the end of the Company’s 2023 fiscal year:

Plan Category	(a) Number of securities to be issued upon exercise of the outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	319,901	N/A	2,236,293
Equity compensation plans not approved by security holders	None	N/A	N/A
TOTAL	319,901	N/A	2,236,293
____________________
(1)The number of shares of Common Stock remaining that may be issued under the Company's Omnibus Equity Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Management and Certain Beneficial Owners
At May 10, 2024, each director, each named executive officer and the directors and executive officers as a group, beneficially owned (as determined pursuant to Rule 13d-3 under the Exchange Act) the number of shares of Common Stock of the Company listed in the table below (or percentage of outstanding shares). Unless otherwise indicated, each individual has sole investment and voting power with respect to the shares listed in the table below.

Directors and Officers(1)	Number of Shares Common Stock	Percent of Class(2)
Independent Directors and Nominees
Todd E. Banks	23,901	*
Conrad S. Ciccotello(3)	35,255	*
Catherine A. Lewis(4)	27,566	*
Arkan Halie	14,568	*
Directors and Additional Named Executive Officers
David J. Schulte(5)	922,130	5.83%
John D. Grier	10,321	*
Robert L Waldron	15,130	*
Christopher M. Huffman	5,582	*
Directors and Officers as a Group (8 Total)	1,054,453	6.67%
*Indicates less than 1%.
(1)Unless otherwise indicated, the business address of each of the individuals is 1100 Walnut, Suite 3350, Kansas City, MO 64106.
(2)Based on 15,818,791 shares of Common Stock outstanding as of May 3, 2024.
(3)Includes (i) 3,845 shares held in a trust of which Mr. Ciccotello is trustee; and (ii) 402 shares held jointly with his wife.
(4)Includes 2,000 shares held in the Catherine A. Lewis Trust U/A dtd 7/11/2013 of which Ms. Lewis is a trustee.
(5)Includes (i) 27,000 shares held jointly with his wife; and (ii) 2,570 shares held in accounts for spouse’s children, for which she is the custodian and for which Mr. Schulte disclaims beneficial ownership, (iii) 483,355 shares held by trust in which Mr. Schulte is the trustee, and (iv) 381,437 Class B Common Stock shares held by a corporation which is controlled by Mr. Schulte.

As of May 10, 2024 based on filings made under Section 13(g) of the Exchange Act, there are no other persons known by us to be beneficial owners of more than 5% of our outstanding Common Stock.
Equity Compensation Plan Information as of December 31, 2023
The following table sets forth information as to the Company’s Omnibus Equity Incentive Plan as of the end of the Company’s 2023 fiscal year:

Plan Category	(a) Number of securities to be issued upon exercise of the outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	319,901	N/A	2,236,293
Equity compensation plans not approved by security holders	None	N/A	N/A
TOTAL	319,901	N/A	2,236,293
____________________
(1)The number of shares of Common Stock remaining that may be issued under the Company's Omnibus Equity Incentive Plan.
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
Mr. Grier and members of his family own interests in Crescent Midstream Holdings, LLC (“Crescent”), formerly a part of Crimson prior to the Crimson Transaction. Crescent entered into services agreements with Crimson for administrative, executive

Table of Contents	Glossary of Defined Terms

and control center services to facilitate its transition to independence from Crimson. For the year ended December 31, 2023, Crimson billed Crescent $182 thousand for services provided.

Director Independence

Currently, the Company has six directors. Messrs. Banks, Ciccotello and Haile and Ms. Lewis qualify as "independent" directors as defined under the NYSE listing standards. Each of the members of the Company's Audit Committee and Compensation & Corporate Governance Committee qualify as "independent" directors as defined under applicable NYSE listing standards and SEC rules.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm Fees and Services
The following table sets forth the amounts of the aggregate fees billed to the Company by Ernst & Young LLP ("E&Y") the company's independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022, respectively:

	2023	2022
Audit Fees(1)	$1,224,711	$1,160,362
Tax Fees(2)	958,201	299,373
Total	$2,182,912	$1,459,735
____________________
(1)For professional services rendered auditing the Company’s annual financial statements, reviewing interim financial statements, and reviewing the Company’s statutory and regulatory filings with the SEC. The audit fees for December 31, 2023 and December 31, 2022 are based on amounts billed and expected to be billed by E&Y.
(2)For professional services rendered to the Company for tax compliance, tax advice and tax planning.

The Audit Committee pre-approves: (i) the selection of the Company’s independent registered public accounting firm; (ii) the engagement of the independent registered public accounting firm to provide any non-audit services to the Company; and (iii) the fees and other compensation to be paid to the independent registered public accounting firm. The Chair of the Audit Committee of the Company may grant the pre-approval of any engagement of the independent registered public accounting firm for non-audit services, and such delegated pre-approvals will be presented to the full Audit Committee at its next meeting for ratification. Under certain limited circumstances, pre-approvals are not required under securities law regulations for certain non-audit services below certain de minimus thresholds. Since the Company’s adoption of these policies and procedures, the Audit Committee of the Company has pre-approved all audit and non-audit services provided to the Company by E&Y. None of these services provided by E&Y were approved by the Audit Committee pursuant to the de minimus exception. On May 10, 2024, the Company filed Form 8-K disclosing that a notice from E&Y had been received and accepted by the Company regarding E&Y’s declination to stand for re-election as the Company’s independent registered public accounting firm effective upon the filing of this Form 10-K for the year ended December 31, 2023.

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

4.5
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

Table of Contents	Glossary of Defined Terms

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
10.27
Third Amendment to Amended and Restated Credit Agreement dated August 14, 2023, among Crimson Midstream Operating, LLC, Corridor MoGas, Inc., Omega Gas Marketing, LLC, and Omega Pipeline Company, LLC, as Borrowers, The Guarantors and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Bank and the lenders party thereto (incorporated by reference to the Registrants Form 10-Q filed August 14, 2023).

10.28	Amended and Restated Employment Agreement by and between CorEnergy Infrastructure Trust, Inc.and David J. Schulte*
10.29	Amended and Restated Employment Agreement by and between Crimson Midstream Services, LLC and Robert L Waldron*
10.30	Amended and Restated Employment Agreement by and between Crimson Midstream Services, LLC and John Grier*
10.31
Restructuring Support Agreement dated February 25, 2024, by and among CorEnergy Infrastructure Trust, Inc. and Ad Hoc Noteholder Group (incorporated by reference to the Registrants Form 8-K filed February 26, 2024).

10.32	Plan of Reorganization of CorEnergy Infrastructure Trust, Inc. Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to the Registrants Form 8-K filed February 26, 2024).
16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated May 10, 2024 (Incorporated by reference to the Registrants Form 8-K filed May 10, 2024).
21.1	Subsidiaries of the Company - filed herewith
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished herewith
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Financial Statements and Supplemental Details.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract or compensatory plan or arrangement.
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
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CorEnergy Infrastructure Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CorEnergy Infrastructure Trust, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, equity and cash flow for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has filed a voluntary petition to commence proceedings under Chapter 11 of Title 11 of the United States Bankruptcy Code which triggered a default that accelerated the obligations under the terms of the Company’s Convertible Notes. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
Impairment of long-lived assets

Description of the Matter	As more fully described in Note 8 to the consolidated financial statements, during 2023, the Company recorded an impairment loss on the long-lived assets of its Crimson Midstream asset groups. A severe decline in the Company’s outlook and market conditions during the fourth quarter of 2023 resulted in an impairment triggering event. As a result of these worsening conditions, at December 31, 2023, the Company evaluated its long-lived assets of Crimson Midstream for recoverability and determined that the assets were not recoverable and were impaired. As a result, the Company recognized an impairment loss of $258.3 million in accordance with ASC 360, which is the amount by which the carrying value exceeded the estimated fair value of these assets.

Auditing the Company’s impairment measurement involved a high degree of subjectivity as estimates underlying the determination of fair value were based on assumptions about future market and economic conditions. Significant assumptions used in the Company’s fair value estimates included, projected volumes transported on the Company’s pipelines, projected tariff rates, estimated operating costs, and the applicable discount rate applied to the projected cash flows.
How We Addressed the Matter in Our Audit	Our testing of the Company's fair value measurement included, among other procedures, evaluating the significant assumptions used to estimate fair value. For example, we compared the significant assumptions used to estimate cash flows against current economic trends as well as the historical operational and financial results of the asset groups and industry data if available. We performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair value estimate that would result from changes in the assumptions and recalculated management's estimate. We also involved our valuation specialists to assist in our evaluation of the methods used to estimate fair value and the discount rate used in the fair value estimate.
/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.
Kansas City, Missouri
May 14, 2024

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Property and equipment, net of accumulated depreciation of $87,102 and $52,908,191, respectively (Crimson VIE*, net of accumulated depreciation: $82,085,847 and $340,205,058, respectively)	$82,085,847	$440,148,967
Leased property, net of accumulated depreciation of $— and $299,463, respectively	—	1,226,565
Financing notes and related accrued interest receivable, net of reserve of $50,000 and $600,000, respectively	606,850	858,079
Cash and cash equivalents (Crimson VIE: $7,761,457 and $1,874,319, respectively)	13,294,728	17,830,482
Accounts and other receivables (Crimson VIE: $10,348,545 and $10,343,769, respectively)	10,357,380	14,164,525
Due from affiliated companies (Crimson VIE: $12,500 and $167,743, respectively)	12,500	167,743
Deferred costs, net of accumulated amortization of $1,039,918 and $726,619, respectively	102,428	415,727
Inventory (Crimson VIE: $2,283,592 and $5,804,776, respectively)	2,283,592	5,950,051
Prepaid expenses and other assets (Crimson VIE: $3,854,310 and $3,414,372, respectively)	8,852,383	9,478,146
Operating right-of-use assets (Crimson VIE: $5,987,186 and $4,452,210, respectively)	6,070,298	4,722,361
Deferred tax asset, net (Crimson VIE:$206,553 and $—, respectively)	206,630	—
Assets held-for-sale	105,230,596	—
Total Assets	$229,103,232	$494,962,646
Liabilities and Equity
Secured credit facilities, net of debt issuance costs of $163,980 and $665,547, respectively	$105,836,020	$100,334,453
Unsecured convertible senior notes, net of discount and debt issuance costs of $1,068,771 and $1,726,470, respectively	116,981,229	116,323,530
Accounts payable and other accrued liabilities (Crimson VIE: $16,394,243 and $16,889,980, respectively)	26,249,602	26,316,216
Income tax payable (Crimson VIE: $— and $85,437, respectively)	21,982	174,849
Due to affiliated companies (Crimson VIE: $118,775 and $209,750, respectively)	118,775	209,750
Operating lease liability (Crimson VIE: $6,397,582 and $4,454,196, respectively)	6,480,693	4,696,410
Deferred tax liability, net	—	1,292,300
Unearned revenue (Crimson VIE: $390,749 and $203,725, respectively)	390,749	5,948,621
Liabilities held-for-sale	5,969,221	—
Total Liabilities	$262,048,271	$255,296,129
Commitments and Contingencies (Note 12)
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $139,078,195 liquidation preference ($2,500 per share, $0.001 par value), 69,367,000 authorized; 51,810 issued and outstanding at December 31, 2023 and December 31, 2022	$129,525,675	$129,525,675
Common stock, non-convertible, $0.001 par value; 15,353,833 and 15,253,958 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively (100,000,000 shares authorized)	15,354	15,254
Class B Common Stock, $0.001 par value; 683,761 shares issued and outstanding at December 31, 2023 and December 31, 2022 (11,896,100 shares authorized)	684	684
Additional paid-in capital	327,285,007	327,016,573
Retained deficit	(609,902,035)	(333,785,097)
Total CorEnergy Equity (Deficit)	(153,075,315)	122,773,089
Non-controlling interest	120,130,276	116,893,428
Total Equity (Deficit)	(32,945,039)	239,666,517
Total Liabilities and Equity (Deficit)	$229,103,232	$494,962,646
*Variable Interest Entity (VIE) (Note 17)
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022	2021
Revenue
Transportation and distribution	$118,460,499	$122,367,155	$117,855,364
Pipeline loss allowance subsequent sales	12,699,864	10,753,732	8,606,850
Lease and other revenue	407,544	526,720	1,671,582
Total Revenue	131,567,907	133,647,607	128,133,796
Expenses
Transportation and distribution	75,134,129	63,825,083	58,146,006
Pipeline loss allowance subsequent sales cost of revenue	12,423,097	9,370,802	8,194,040
General and administrative	27,916,082	22,367,912	26,641,161
Depreciation and amortization	14,111,980	16,076,326	14,801,676
Loss on impairment of goodwill	—	16,210,020	—
Loss on impairment and disposal of leased property	—	—	5,811,779
Loss on termination of lease	—	—	165,644
Loss on impairment of long-lived assets	258,315,556	—	—
Total Expenses	387,900,844	127,850,143	113,760,306
Operating Income (Loss)	$(256,332,937)	$5,797,464	$14,373,490
Other Income (Expense)
Other income	$749,423	$283,217	$769,682
Interest expense	(18,087,219)	(13,928,439)	(12,742,157)
Loss on extinguishment of debt	—	—	(861,814)
Total Other Expense	(17,337,796)	(13,645,222)	(12,834,289)
Income (Loss) before income taxes	(273,670,733)	(7,847,758)	1,539,201
Taxes
Current tax expense (benefit)	26,808	173,327	(1,531)
Deferred tax expense (benefit)	(867,451)	1,498,584	4,076,290
Income tax expense (benefit), net	(840,643)	1,671,911	4,074,759
Net Loss	$(272,830,090)	$(9,519,669)	$(2,535,558)
Less: Net Income attributable to non-controlling interest	3,236,848	3,236,848	2,866,467
Net Loss attributable to CorEnergy Infrastructure Trust, Inc.	$(276,066,938)	$(12,756,517)	$(5,402,025)
Preferred dividend requirements	9,552,519	9,552,519	9,395,604
Net Loss attributable to Common Stockholders	$(285,619,457)	$(22,309,036)	$(14,797,629)

Common Stock
Weighted average shares outstanding - basic	15,332,905	15,050,266	14,246,526
Basic net loss per share	$(17.83)	$(1.41)	$(1.01)

Weighted average shares outstanding - diluted	15,797,862	15,515,223	14,246,526
Diluted net loss per share	$(18.08)	$(1.44)	$(1.01)

Class B Common Stock
Weighted average shares outstanding - basic and diluted	683,761	683,761	335,324
Basic and diluted net loss per share	$(17.83)	$(1.61)	$(1.21)

Dividends declared per Common share	$—	$0.200	$0.200
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Preferred Stock	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	$125,270,350	13,651,521	$13,652	—	$—	$339,742,380	$(315,626,555)	$—	$149,399,827
Net (loss) income	—	—	—	—	—	—	(5,402,025)	2,866,467	(2,535,558)
Equity attributable to non-controlling interest	—	—	—	—	—	—	—	116,816,115	116,816,115
Series A preferred stock dividends	—	—	—	—	—	(9,395,604)	—	—	(9,395,604)
Common Stock dividends	—	—	—	—	—	(2,850,026)	—	—	(2,850,026)
Reinvestment of dividends paid to common stockholders	—	84,418	84	—	—	410,496	—	—	410,580
Common Stock issued under director's compensation plan	—	3,399	3	—	—	22,497	—	—	22,500
Crimson cash distribution on Class A-1 Units	—	—	—	—	—	—	—	(2,256,113)	(2,256,113)
Crimson Class A-2 Units dividends payment in kind	—	—	—	—	—	—	—	(610,353)	(610,353)
Series A preferred stock issued due to Internalization transaction	4,255,325	—	—	—	—	(10,213)	—	—	4,245,112
Common Stock issued due to Internalization transaction	—	1,153,846	1,154	—	—	7,094,999	—	—	7,096,153
Class B Common Stock issued due to Internalization transaction	—	—	—	683,761	684	3,288,206	—	—	3,288,890
Balance at December 31, 2021	$129,525,675	14,893,184	$14,893	683,761	$684	$338,302,735	$(321,028,580)	$116,816,116	$263,631,523
Net (loss) income	—	—	—	—	—	—	(12,756,517)	3,236,848	(9,519,669)
Series A preferred stock dividends	—	—	—	—	—	(9,552,519)	—	—	(9,552,519)
Common Stock dividends	—	—	—	—	—	(3,004,579)	—	—	(3,004,579)
Reinvestment of dividends paid to common stockholders	—	279,957	280	—	—	803,643	—	—	803,923
Common Stock, accrued dividend equivalent	—	—	—	—	—	(67,431)	—	—	(67,431)
Crimson cash dividends on Class A-1 units	—	—	—	—	—	—	—	(3,236,848)	(3,236,848)
Stock-based compensation, net of forfeitures	—	80,817	81	—	—	534,724	—	77,312	612,117
Balance at December 31, 2022	$129,525,675	15,253,958	$15,254	683,761	$684	$327,016,573	$(333,785,097)	$116,893,428	$239,666,517
Cumulative effect adjustment for the adoption of ASC 326, Financial Instruments - Credit Losses	—	—	—	—	—	—	(50,000)	—	(50,000)
Net (loss) income	—	—	—	—	—	—	(276,066,938)	3,236,848	(272,830,090)
Shares issued on RSU vesting, net of shares withheld for taxes	—	99,875	100	—	—	(60,044)	—	—	(59,944)
Stock-based compensation, net of forfeitures	—	—	—	—	—	304,859	—	—	304,859
Common Stock, accrued dividend equivalent forfeiture	—	—	—	—	—	23,619	—	—	23,619
Balance at December 31, 2023	$129,525,675	15,353,833	$15,354	683,761	$684	$327,285,007	$(609,902,035)	$120,130,276	$(32,945,039)
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
	2023	2022	2021
Operating Activities
Net loss	$(272,830,090)	$(9,519,669)	$(2,535,558)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax	(867,451)	1,498,584	4,076,290
Depreciation and amortization	14,111,980	16,076,326	14,801,676
Amortization of debt issuance costs	1,472,565	1,648,242	1,604,881
Loss on impairment of goodwill	—	16,210,020	—
Loss on impairment and disposal of leased property	—	—	5,811,779
Loss on termination of lease	—	—	165,644
Loss on impairment of long-lived assets	258,315,556	—	—
Loss on extinguishment of debt	—	—	861,814
Gain on sale of equipment	(1,074)	(39,678)	(16,508)
Stock-based compensation	304,859	612,117	22,500
Changes in assets and liabilities:
Accounts and other receivables	1,296,971	(786,145)	1,121,365
Financing note accrued interest receivable	—	—	(8,780)
Inventory	3,520,417	(1,996,528)	(2,183,946)
Prepaid expenses and other assets	(4,166,949)	(6,314,654)	(4,840,831)
Due from affiliated companies, net	64,268	70,516	(28,509)
Management fee payable	—	—	(971,626)
Accounts payable and other accrued liabilities	5,890,296	12,133,378	(562,870)
Income tax payable	(152,867)	174,849	—
Unearned revenue	(886,110)	109,019	(601,126)
Other changes, net	356,214	3,331	156
Net cash provided by operating activities	$6,428,585	$29,879,708	$16,716,351
Investing Activities
Acquisition of Crimson Midstream Holdings, net of cash acquired	—	—	(69,002,052)
Acquisition of Corridor InfraTrust Management, net of cash acquired	—	—	952,487
Purchases of property and equipment	(16,462,731)	(13,893,812)	(20,228,454)
Proceeds from reimbursable projects	1,247,766	2,523,196	3,131,391
Project development funding	(1,104,823)	—	—
Other changes, net	204,979	233,656	339,220
Net cash used in investing activities	$(16,114,809)	$(11,136,960)	$(84,807,408)

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Years Ended December 31,
	2023	2022	2021
Financing Activities
Debt financing costs	—	—	(2,735,922)
Dividends paid on Series A preferred stock	—	(9,552,519)	(9,395,604)
Dividends paid on Common Stock	—	(2,200,656)	(2,439,446)
Distributions to non-controlling interest	—	(3,236,848)	(2,256,113)
Advances on the Crimson Revolver	16,000,000	14,000,000	24,000,000
Payments on the Crimson Revolver	(1,000,000)	(6,000,000)	(22,000,000)
Principal payments on the Crimson Term Loan	(10,000,000)	(8,000,000)	(6,000,000)
Proceeds from financing arrangement	4,630,015	5,814,435	3,882,392
Payments on financing arrangement	(3,732,212)	(3,277,254)	(3,020,581)
Payment on note payable	(437,500)	—	—
Other Changes, net	(84,833)	—	—
Net cash provided by (used in) financing activities	$5,375,470	$(12,452,842)	$(19,965,274)
Net change in cash and cash equivalents	$(4,310,754)	$6,289,906	$(88,056,331)
Cash and cash equivalents at beginning of year	17,830,482	11,540,576	99,596,907
Cash and cash equivalents at end of year(1)	$13,519,728	$17,830,482	$11,540,576

Supplemental Disclosure of Cash Flow Information
Interest paid	$16,067,602	$11,343,702	$11,224,582
Income taxes paid (net of refunds)	193,309	(12,055)	(635,730)

Non-Cash Investing Activities
Purchases of property, plant and equipment in accounts payable and other accrued liabilities	$1,123,307	$2,099,287	$113,847
In-kind consideration for the Grand Isle Gathering System provided as partial consideration for the Crimson Midstream Holdings acquisition	—	—	48,873,169
Crimson credit facility assumed and refinanced in connection with the Crimson Midstream Holdings acquisition	—	—	105,000,000
Equity consideration attributable to non-controlling interest holder in connection with the Crimson Midstream Holdings acquisition	—	—	116,205,762
Series A preferred stock issued due to Internalization transaction	—	—	4,245,112
Common stock issued due to Internalization transaction	—	—	7,096,153
Class B Common Stock issued due to Internalization transaction	—	—	3,288,890

Non-Cash Financing Activities
Reinvestment of dividends paid to common stockholders	$—	$803,923	$410,580
Common Stock issued upon exchange and conversion of convertible notes	—	—	—
Crimson Class A-2 Units dividends payment in-kind	—	—	610,353
Dividend equivalents accrued on RSUs	—	67,431	—
Assets acquired under financing arrangement	4,639,406	3,672,910	1,617,825
(1) Cash and Cash Equivalents at the end of the year ended December 31, 2023 includes $225 thousand held-for-sale. The Consolidated Statement of Cash Flows reflects assets and liabilities classified as held-for-sale that are presented in the Held-for-Sale Balance Sheet in Note 3 ("Held-for-Sale"). See Note 3 ("Held-for-Sale") for further information.

See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
1. INTRODUCTION AND BASIS OF PRESENTATION
Introduction
CorEnergy Infrastructure Trust, Inc. (referred to as "CorEnergy" or "the Company"), was organized as a Maryland corporation and commenced operations on December 8, 2005. The Company's common stock, par value $0.001 per share ("Common Stock") is traded in the OTC Markets ("OTC") under the symbol "CORRQ" and its depositary shares representing the Company's 7.375% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share ("Series A Preferred Stock") are traded in the OTC under the symbol "CORLQ". The Company's Class B Common Stock, par value $0.001 per share ("Class B Common Stock"), is not listed on an exchange.
The Company owns and operates critical energy midstream infrastructure connecting the upstream and downstream sectors within the industry. Prior to January 19, 2024, the Company generated revenue from the transportation, via pipeline systems, of crude oil and natural gas for its customers in California and Missouri, respectively. The pipelines are located in areas where it would be difficult to replicate rights-of-way or transport natural gas or crude oil via non-pipeline alternatives, resulting in the Company's assets providing utility-like criticality in the midstream supply chain for its customers. Prior to 2021, the Company focused primarily on entering into long-term triple-net participating leases with energy companies. Over the last 36 months, the Company's asset portfolio has undergone significant changes. The Company divested all of its leased assets, including the Grand Isle Gathering System ("GIGS"), which is described in these notes to consolidated financial statements.
On January 19, 2024, the Company closed the previously announced sale of its MoGas and Omega pipeline systems to Spire Inc. (NYSE: SR) for a cash purchase price of $175.0 million, plus working capital adjustments. The Company then used a portion of the proceeds from the sale to repay the entire $108.5 million outstanding balance of the Crimson Credit Facility.
CorEnergy's Private Letter Rulings ("PLRs") enable the Company to invest in a broader set of revenue contracts within its real estate investment trust ("REIT") structure, including the opportunity to both own, and operate infrastructure assets. CorEnergy considers its investments in these energy infrastructure assets to be a single reportable business segment and reports them accordingly in its consolidated financial statements.
The principal executive office of the Company is located at 1100 Walnut, Suite 3350, Kansas City, Missouri 64106.

Chapter 11 Case and Ability to Continue as a Going Concern

Chapter 11 Bankruptcy

On February 25, 2024 (the "Petition Date"), CorEnergy Infrastructure Trust, Inc. filed a voluntary petition to commence proceedings under Chapter 11 (the "Chapter 11 Case") of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Missouri (the "Bankruptcy Court"). Neither Crimson Midstream Holdings, LLC ("Crimson"), nor any other CorEnergy subsidiary has filed for bankruptcy.

The Company is currently operating its business as a "debtor in possession" in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. After the Company commenced the Chapter 11 Case, the Bankruptcy Court granted certain relief requested by the Company enabling it to operate in the ordinary course of business and minimize the effect of the bankruptcy on the Company's business, including, among other things, authorizing the Company to pay employee wages and benefits, maintain existing banking practices and additional customary operational and administrative relief.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Chapter 11 Case automatically enjoined, or stayed, the continuation of most judicial and administrative proceedings or filings of other actions against the Company or its property to recover, collect or secure a claim arising prior to the Petition Date. Accordingly, although the filing of the Chapter 11 Case triggered a default that accelerated obligations under the indenture (the "Indenture") governing the Company's outstanding 5.875% Unsecured Convertible Senior Notes due 2025 (the "Convertible Notes"), creditors are stayed from taking any actions against the Company as a result of such default, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Company's prepetition liabilities are subject to settlement under the Bankruptcy Code. However, as discussed below, the Plan of Reorganization (Exhibit 10.32) contemplates that certain liabilities would be reinstated or paid in full in the ordinary course of business if the Plan of Reorganization is approved by the Bankruptcy Court.

On February 25, 2024, prior to the commencement of the Chapter 11 Case, the Company entered into the Restructuring Support Agreement (the "RSA") with the holders of approximately 90% of the outstanding aggregate principal amount of the Convertible Notes (the "Consenting Noteholders"). Under the RSA, the Consenting Noteholders have agreed, subject to certain terms and conditions, to support a financial and operational restructuring of the existing debt of, existing equity interests in, and certain obligations of the Company pursuant to the proposed Plan of Reorganization, substantially in the form attached as an exhibit to the RSA (the "Plan of Reorganization") and to this Form 10-K, to be implemented through the Chapter 11 Case.

On March 19, 2024, the Bankruptcy Court entered an order conditionally approving the disclosure statement and approving certain voting and solicitation procedures related to the Chapter 11 Case.

The RSA requires the Company to seek to have the Plan of Reorganization confirmed by the Bankruptcy Court no later than 105 calendar days after the Petition Date and the Plan of Reorganization become effective no later than 30 days after such confirmation date. Before the Bankruptcy Court will confirm the Plan of Reorganization, the Bankruptcy Code requires at least one "impaired" class of claims votes to accept the Plan of Reorganization. A class of claims votes to "accept" the Plan of Reorganization if voting creditors that hold a majority in number and two-thirds in amount of claims in that class approve the Plan of Reorganization. The RSA requires the Consenting Noteholders vote in favor of and support the Plan of Reorganization. On April 30, 2024, the Company filed its declaration regarding the results of voting indicating that all three of the voting classes had voted to accept the Plan of Reorganization.

The Plan of Reorganization contemplates treatment of the claims of the Company's stakeholders as set forth below:

•Each secured claim will be reinstated or paid in full (or otherwise treated such that it will remain unimpaired in accordance with Section 1124 of the Bankruptcy Code).

•Each other priority claim (each claim as defined in Section 101(5) of the Bankruptcy Code entitled to prior in right of payment under Section 507(a) of the Bankruptcy Code, but excluding certain administrative and tax claims), will be reinstated or paid in full in the ordinary course of business (or otherwise treated consistent with Section 1129(a)(9) of the Bankruptcy Code).

•Each unsecured claim will be reinstated or paid in full in the ordinary course of business in accordance with the terms and conditions of the particular transaction giving rise to such claim.

•Each holder of Convertible Notes will receive its pro rata share of the following in exchange for the Convertible Notes: (i) $23.6 million (subject to adjustment upwards based on the amount of Excess Effective Date Cash (as defined below)); (ii) the principal amount of Takeback Debt (as defined below); (iii) 88.96% of the shares of common stock of the reorganized Company (the "New Common Stock") (subject to dilution by the Management Incentive Plan and further subject to adjustment downwards based on the amount of Excess Effective Date Cash, subject to a cap); and (iv) Excess Effective Date Cash (defined as the amount of cash held by the Company on the effective date of the Plan of Reorganization in excess of $12.0 million capped at $8.5 million).

•If the holders of the Company's Series Preferred Stock approve the Plan of Reorganization, each holder will receive such holder's pro rata share of 8.25% of the New Common Stock (subject to dilution by the Management Incentive Plan and further subject to adjustment upwards based on the amount of Excess Effective Date Cash, subject to a cap) in exchange for the Preferred Stock. If the holders of the Series A Preferred Stock do not approve the Plan of Reorganization, (i) each holder will receive such holder's pro rata share of the Company's liquidation value as set forth in the disclosure statement, which amount is estimated to be $0.00 and the Series A Preferred Stock will be cancelled and (ii) the percentage of New Common Stock that would have been allocated to the holders of the Series A Preferred Stock will be reallocated to the holders of Convertible Notes and holders of Crimson Class A-1 Units.

•Each holder of the Company's Common Stock will receive such holder's pro rata share of the Company's liquidation value as set forth in the disclosure statement, which amount is estimated to be $0.00 and the Common Stock will be cancelled.

•With respect to all Crimson Class A-1 Units, the holders thereof will receive the right to exchange such units into 2.79% of the New Common Stock in substitution for their right to exchange such units into the Series A Preferred Stock

(subject to dilution by the Management Incentive Plan and further subject to adjustment upwards based on the amount of Excess Effective Date Cash, subject to a cap) and any tracking dividend or liquidation rights that existed with respect to the Series A Preferred Stock, will now track to the percentage interest in the New Common Stock. With respect to all Class A-2 and Class A-3 Units of Crimson, the holders thereof will have their rights to exchange such units into shares of Common Stock of the Company cancelled.

The Plan of Reorganization includes a term sheet pursuant to which the holders of the Convertible Notes will provide the reorganized Company with a five-year secured term loan in the principal amount of $45.0 million bearing interest at 12.0% per annum with interest starting to accrue on April 4, 2024, and payable on a quarterly basis (the "Takeback Debt"). The term sheet also provides that certain holders of the Convertible Notes and other lenders will provide the reorganized Company with a one-year $10.0 million revolving credit facility the proceeds of which will be limited to certain specified emergency uses. Amounts drawn under the revolving credit facility will bear interest at one-month SOFR plus 3.0% per annum with interest payable on a quarterly basis.

The Plan of Reorganization provides that the reorganized Company will adopt a management incentive plan on the effective date of the plan. All grants under the Management Incentive Plan will ratably dilute all New Common Stock issued pursuant to the Plan of Reorganization. The Management Incentive Plan will reserve exclusively for participants a pool of stock-based awards in the reorganized Company in the form of (i) warrants for 5.0% of New Common Stock and (b) 5.0% of New Common Stock, both determined on a fully diluted and fully distributed basis, which shall be reserved for distribution in accordance with the Management Incentive Plan. The reorganized Company will assume all of the Company's existing employment agreements.

The Plan of Reorganization also provides that the reorganized Company will adopt new governance documents, each in a form to be included in a supplement to the plan. On April 11, 2024, the Company filed its plan supplement consisting of, among other items, the Credit Agreement, Security Agreement, Pledge and Security Agreement, Guaranty Agreement, Stockholder’s Agreement with the Consenting Noteholders, Articles of Amendment and Restatement, Fourth Amended and Restated Bylaws, and Omnibus Equity Plan. The new governance documents filed with the plan supplement govern, among other things, the composition of the reorganized Company's board of directors, board and stockholder approval rights with respect to certain corporate actions, information rights, stock transfer restrictions, tag-along and drag-along rights, preemptive rights and registration rights.

The Company cannot predict the ultimate outcome of the Chapter 11 Case at this time. For the duration of the Chapter 11 proceedings, the Company's operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process. As a result of these risks and uncertainties, the amount and composition of the Company's assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceeding, and the description of the Company's operations, properties and liquidity and capital resources included in these consolidated financial statements and the notes hereto may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 process.

Liquidity and Going Concern Considerations

In accordance with the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise a substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are to be issued. In making its assessment, management considered the Company's current financial condition and liquidity sources, as well as the status of the Chapter 11 Case.

Given the events of default which triggered acceleration of the Convertible Notes, as well as the inherent risks, unknown results and inherent uncertainties associated with the bankruptcy process and the direct correlation between these matters and the Company's ability to satisfy its financial obligations that may arise, the Company believes that there is substantial doubt that it will continue to operate as a going concern within one year after the date its consolidated financial statements are issued. The Company's ability to continue as a going concern is contingent upon its ability to successfully implement the Plan of Reorganization set forth in the RSA, which is pending approval of the Bankruptcy Court. The Company's financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, these consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.

Delisting of Common Stock and Series A Preferred Stock

On February 27, 2024, the NYSE filed a Form 25 with the SEC to delist the Company's Common Stock and Series A Preferred Stock from the NYSE. The delisting became effective on March 11, 2024. The Company's Common Stock and Series A Preferred Stock currently trade on the OTC Pink Marketplace under the symbols "CORRQ" AND "CORLQ," respectively. While the Company intends to apply for the New Common Stock to be quoted on the OTC market and to make available to stockholders financial and other information concerning the Company in accordance with applicable OTC rules following the Company's emergence from bankruptcy, there can be no assurance as to the development or liquidity of any market for the New Common Stock.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements include CorEnergy accounts and the accounts of its wholly-owned subsidiaries and variable interest entities ("VIE's") for which CorEnergy is the primary beneficiary. The consolidated financial statements have been prepared in accordance with GAAP set forth in the Accounting Standards Codification ("ASC"), as published by the Financial Accounting Standards Board ("FASB"), and with the Securities and Exchange Commission ("SEC") instructions to Form 10-K and Article 10 of Regulation S-X. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. There were no adjustments that, in the opinion of management, were not of a normal and recurring nature. All intercompany transactions and balances have been eliminated in consolidation, and the Company's net earnings have been reduced by the portion of net earnings attributable to non-controlling interests, when applicable. Prior reporting period amounts have been recast to conform with the current period presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.
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
In February 2021, the Company acquired a 49.50% voting interest in Crimson, which is a legal entity that meets the VIE criteria. As a result of its consolidation analysis more fully described in Note 17 ("Variable Interest Entity"), the Company determined it is the primary beneficiary of Crimson due to its related-party relationship with Crimson's 50.50% voting interest holder. Therefore, beginning February 1, 2021 (the effective date of the acquisition), Crimson is consolidated in the Company's consolidated financial statements and the non-controlling interest is presented as a component of equity. Net income from Crimson is allocated to the non-controlling interest based on Crimson's contractual rights to earnings and distributions associated with the Crimson Class A-1, A-2 and A-3 Units. Refer to Note 15 ("Stockholders' Equity") for further discussion of the non-controlling interest in Crimson. The consolidated financial statements also include the accounts of any limited partnerships where the Company represents the general partner and, based on all facts and circumstances, controls such limited partnerships, unless the limited partner has substantive participating rights or substantive kick-out rights. Refer to Note 17 ("Variable Interest Entity"), for further discussion of the Company's consolidated VIEs.
The FASB issued Accounting Standards Update ("ASU") 2015-02 Consolidations (Topic 810) - Amendments to the Consolidation Analysis ("ASU 2015-02"), which amended previous consolidation guidance and introduced a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities are considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. Management determined that Crimson is a VIE under the amended guidance because the limited partner lacks both substantive kick-out rights and participating rights. As such, management evaluated the qualitative criteria under FASB ASC Topic 810 in conjunction with ASU 2015-02 to make a determination whether these partnerships should be consolidated in the Company's financial statements. ASC Topic 810-10 requires the primary beneficiary of a VIE's activities to consolidate the VIE. The primary beneficiary is identified as the enterprise that has (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The standard requires an ongoing analysis to determine whether the variable interest gives rise to a controlling financial interest in the VIE. Based on the general partners' roles and rights under the partnership agreements and its exposure to losses and benefits of each of the partnerships through its significant limited partner interests, management determined that CorEnergy is the primary beneficiary of Crimson, Pinedale LP, and Grand Isle

Corridor LP. Based upon this evaluation, and the Company's 100% ownership interest in Pinedale LP, and Grand Isle Corridor LP, the consolidated financial statements presented include full consolidation with respect to these partnerships.
Crimson is managed by a board of managers (the "Crimson Board"), which is made up of four managers of which the Company and the Grier Members (as defined below) are each represented by two managers. The Crimson Board is responsible for governing the significant activities that impact Crimson's economic performance, including a number of activities that are managed by an approved budget requiring super-majority approval or joint approval. In assessing the primary beneficiary, the Company determined that power is shared; however, the Company and the Grier Members as a related-party group have characteristics of a primary beneficiary. The Company performed the "most closely associated" test and determined that CorEnergy is the entity in the related-party group most closely associated with the VIE. In performing this assessment, the Company considered, among other factors, that (i) its influence over the tax structure of Crimson so its operations could be included in the Company's REIT structure under its PLR, which allows fees received for the usage of storage and pipeline capacity to qualify as rents from real property; (ii) the activities of the Company are substantially similar in nature to the activities of Crimson because the Company owns existing transportation and distribution assets in MoGas Pipeline LLC ("MoGas") and Omega Pipeline Company, LLC ("Omega"); (iii) Crimson's assets represent a substantial portion of the Company's total assets; and (iv) the Grier Members' interest in Crimson in Class A-1, Class A-2, and Class A-3 Units of Crimson will earn distributions if the CorEnergy Board declares a common or preferred dividend for Series A Preferred, and Class B Common Stock. Therefore, CorEnergy was determined as the primary beneficiary of Crimson and, therefore, consolidates the Crimson VIE. The Grier Members' ownership interest in Crimson is reflected as a non-controlling interest in the consolidated financial statements.
MoGas and Omega
During March 2023, the Company determined that the MoGas and Omega pipeline assets have met the criteria of "held-for-sale" accounting, as specified by FASB's ASC 360, "Property, Plant and Equipment." The carrying value of the assets and liabilities of this component is less than the fair value less costs to sell. Therefore, amounts are presented at carrying value within the Company's Consolidated Balance Sheet.
On January 19, 2024, CorEnergy closed the sale of its MoGas and Omega pipeline systems to Spire Midstream, a subsidiary of Spire Inc. (NYSE: SR), in an all-cash transaction for $175.0 million, plus post close working capital adjustments. At closing, CorEnergy repaid and canceled the Crimson Credit Facility, for a total of $108.5 million. Subsequent to this transaction, Crimson is the sole remaining operation of CorEnergy. Refer to Note 3 ("Held-For-Sale") for further discussion.
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
In December 2023, the Company completed an assessment of the useful lives of its crude oil pipelines and related equipment. Due to advances in green energy initiatives in the State of California, the Company determined the useful life of the primary asset (crude oil pipelines) should be 25 years. This resulted in changes to useful lives across our crude oil pipeline asset portfolio. However, our primary asset, as defined under ASC 360, "Property, Plant and Equipment," decreased from 35 years to 25 years. This change in accounting estimate was effective beginning December 1, 2023. Based on the carrying amount of crude oil pipelines and related equipment that was in-service as of December 1, 2023, this change increased depreciation expense by $41 thousand for the year ended December 31, 2023.
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
Management's projected cash flows of long-lived assets are primarily based on estimated cash flows that extend many years into the future. If those cash flow projections indicate that the long-lived asset's carrying value is not recoverable, management records an impairment charge for the excess of carrying value of the asset over its fair value. The estimate of fair value considers a number of factors, including the potential value that would be received if the asset were sold, discount rates and projected cash flows. Inputs and assumptions used in the cash flow models include estimates of projected volumes transported on the Company's pipelines, projected tariff rates and estimated operating costs, among others. Due to the imprecise nature of these projections and assumptions, actual results can differ from management's estimates.
E. Financing Notes Receivable – Financing notes receivable are presented at face value plus accrued interest receivable and deferred loan origination costs and net of related direct loan origination income. Each quarter, the Company reviews its financing notes receivable to determine if the balances are realizable based on factors affecting the collectability of those balances. Factors may include credit quality, timeliness of required periodic payments, past due status and management discussions with obligors. The Company evaluates the collectability of both interest and principal of each of its loans to determine if an allowance is needed. An allowance will be recorded when based on current information and events, the Company determines it is probable that it will be unable to collect all amounts due according to the existing contractual terms. If the Company determines an allowance is necessary, the amount deemed uncollectible is expensed in the period of determination. An insignificant delay or shortfall in the amount of payments does not necessarily result in the recording of an allowance. Generally, when interest and/or principal payments on a loan become past due, or if the Company does not otherwise expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will typically cease recognizing financing revenue on that loan until all principal and interest have been brought current. Interest income recognition is resumed if and when the previously reserved-for financing notes become contractually current and performance has been demonstrated. Payments received subsequent to the recording of an allowance will be recorded as a reduction to principal. During the year ended December 31, 2023, the Company recorded a $50 thousand provision for loan loss upon the adoption of ASU 2016-13 Financial Instruments—Credit Losses (Topic 326), and no provision was recorded during the year ended December 31, 2022. The Company's financing notes receivable are discussed more fully in Note 6 ("Financing Notes Receivable").
F. Fair Value Measurements – FASB ASC 820, Fair Value Measurements and Disclosure ("ASC 820"), defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Various inputs are used

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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
H. Accounts and other receivables – Accounts receivable are presented at face value net of an allowance for doubtful accounts within accounts and other receivables on the balance sheet. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectability based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. At December 31, 2023 and 2022, the Company determined that an allowance for credit losses was not necessary.
I. Goodwill – Goodwill represented the excess of the amount paid for the Corridor InfraTrust Management, Inc. ("Corridor") and MoGas business over the fair value of the net identifiable assets acquired. To comply with ASC 350, Intangibles - Goodwill and Other ("ASC 350"), the Company performed an impairment test for goodwill annually, or more frequently in the event that a triggering event had occurred. December 31st was the Company's annual testing date associated with its goodwill. The Company wrote off 100% of the goodwill balance as of December 31, 2022.
J. Debt Discount and Debt Issuance Costs – Costs incurred for the issuance of new debt are capitalized and amortized into interest expense over the debt term. Issuance costs related to long-term debt are recorded as a direct deduction from the carrying amount of that debt liability, net of accumulated amortization. Issuance costs related to line-of-credit arrangements however, are presented as an asset instead of a direct deduction from the carrying amount of the debt. In accordance with ASC 470, Debt ("ASC 470"), the Company recorded its Convertible Notes at the aggregate principal amount, less discount. The Company is amortizing the debt discount over the life of the Convertible Notes as additional non-cash interest expense utilizing the effective interest method. Refer to Note 14 ("Debt") for additional information.
K. Asset Retirement Obligations – The Company follows ASC 410-20, Asset Retirement Obligations ("ARO"), which requires that an asset retirement obligation associated with the retirement of a long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.
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
If a reasonable estimate cannot be made at the time the liability is incurred, CorEnergy will record the liability when sufficient information is available to estimate the liability’s fair value. Certain of CorEnergy's asset retirement obligations are based on its legal obligation to perform remedial activity when it permanently ceases operations of the long-lived assets. CorEnergy therefore considers the settlement date of these obligations to be indeterminable. Accordingly, CorEnergy cannot calculate an associated asset retirement liability for these obligations at this time. CorEnergy will measure and recognize the fair value of these asset retirement obligations when the settlement date is determinable. As of and for the periods ended December 31, 2023 and 2022, the Company had no asset retirement obligations.
On February 4, 2021, the Company disposed of the ARO upon providing the GIGS asset as partial consideration for the Crimson Transaction. Refer to Note 5 ("Leased Properties And Leases") for further details.
L. Revenue Recognition – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09" or "ASC 606"), which became effective for all public entities on January 1, 2018. ASC 606 supersedes previously existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g. leases). The model requires an entity to recognize as revenue the amount of consideration to which it expects to be entitled for the transfer of promised goods or services to customers.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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
•Lease revenue – Refer to Note 5 ("Leased Properties And Leases"), for the Company's lease revenue recognition policy.
M. Transportation and distribution expense – Included here are Crimson's cost of operating and maintaining the crude oil pipelines, MoGas' costs of operating and maintaining the natural gas transmission line, and Omega's costs of operating and maintaining the natural gas distribution system. These costs are incurred both internally and externally. The internal costs relate to system control, pipeline operations, maintenance, insurance and taxes. Other internal costs include payroll for employees associated with gas control, field employees and management. The external costs consist of professional services such as audit and accounting, legal and regulatory and engineering.
Under the Company's contract with the DOD, amounts paid by Omega for gas and propane are netted against sales and are presented in the transportation and distribution revenue line. See paragraph (M) above.
N. Other Income Recognition – Specific policies for the Company's other income items are as follows:
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
Q. Stock-based Compensation - The fair value of share-based payments is estimated using the quoted market price of the Company's common stock and pricing models as of the date of grant as further discussed in Note 15 ("Stockholders' Equity"). The resulting cost is recognized on a straight-line basis over the period during which an employee is required to provide service in

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
exchange for the awards, usually the vesting period. Forfeitures are accounted for in the period in which they occur. In addition to service-based awards, the Company grants fully vested Common Stock to the Board and certain members of the executive team.
R. Earnings (Loss) Per Share – Subsequent to the issuance of our Class B Common Stock in July of 2021, the Company applies the two-class method for calculating and presenting earnings (loss) per common share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared or accumulated and participation rights in undistributed earnings and losses of all participating securities. Under this method:
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
The Company's other investments were limited partnerships or limited liability companies which were treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reported its allocable share of taxable income in computing its own taxable income. To the extent held by a TRS, the TRS's tax expense or benefit was included in the Consolidated Statements of Operations based on the component of income or gains and losses to which such expense or benefit related. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. It is expected that for the year ended December 31, 2023, and future periods, any deferred tax liability or asset generated will be related entirely to the assets and activities of the Company's TRSs.
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
Trade receivables - Accounts receivable from the transportation and distribution of crude oil and natural gas are generally settled with counterparties within 60 days of the service month. The Company has a high historical rate of collectability of greater than 99% of total revenue and, as such, has adopted an impairment model based on an evaluation of its aging schedule. As of December 31, 2023 the Company's calculated allowance for credit losses was immaterial.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
Financing note receivable - Refer to Note 6 ("Financing Notes Receivable") for further discussion. The Company utilized the modified retrospective approach for implementation and recorded a $50 thousand cumulative-effect adjustment to beginning retained earnings as of January 1, 2023.
Other receivable - the Company has a receivable of $1.1 million with a reserve of $550 thousand related to a start-up entity which plans to produce blue hydrogen recorded in prepaid and other assets on the Company's Consolidated Balance Sheet. The Company periodically assesses recoverability of this asset to determine adequacy of the reserve. As the disbursements related to this project occurred during 2023, the balance of the reserve was $0 at January 1, 2023.
3. HELD-FOR-SALE
MoGas Pipeline and Omega Pipeline Systems
As of December 31, 2023, the Company's MoGas and Omega pipeline systems were classified as assets and liabilities held-for-sale.
On January 19, 2024, CorEnergy closed the sale of its MoGas and Omega pipeline systems to Spire Midstream, a subsidiary of Spire Inc. (NYSE: SR), in an all-cash transaction for $175.0 million, plus post close working capital adjustments. At closing, CorEnergy repaid and terminated the Crimson Credit Facility, for a total of $108.5 million. Subsequent to this transaction, Crimson is the sole remaining operation of CorEnergy.
The pre-tax profit from the disposal group held for sale is summarized in the table below for each period the statement of operations is presented:

	For the Year Ended
	December 31, 2023	December 31, 2022
Pre-tax profit(1)	$1,549,567	$4,570,194
Allocated interest related to the sale to repay the Crimson Credit Facility	10,494,076	6,335,303
(1) The Company was contractually obligated to use the proceeds from the anticipated sale to repay the Crimson Credit Facility. As such, the aforementioned pre-tax profit includes allocated interest related to the sale and repayment of the Crimson Credit Facility.
Held-for-Sale Balance Sheet

December 31, 2023
Assets	(Unaudited)
Property and equipment, net of accumulated depreciation of $30,077,502	$99,230,819
Leased property, net of accumulated depreciation of $309,778	1,216,249
Cash and cash equivalents	225,000
Accounts and other receivables	3,058,685
Inventory	146,042
Prepaid expenses and other assets	1,245,876
Operating right-of-use assets	107,925
Total Assets	$105,230,596
Liabilities
Accounts payable and other accrued liabilities	638,187
Operating lease liability	27,792
Deferred tax liability, net(1)	631,480
Unearned revenue	4,671,762
Total Liabilities	$5,969,221
(1) The deferred tax assets and liabilities are recorded within certain parent entities that are not part of the disposal group, however, because the balances were generated from the operations of the disposal group, the Company has included them net within liabilities held-for-sale on the Consolidated Balance Sheet.
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
Crude Oil and Natural Gas Transportation and Distribution
Under the Company's (i) crude oil and natural gas transportation, (ii) natural gas supply, and (iii) natural gas distribution performance obligations, the customer simultaneously receives and consumes the benefit of the services as the commodity is delivered. Therefore, the transaction price is allocated proportionally over the series of identical performance obligations with each contract, and the Company satisfies performance obligations over time as midstream transportation and distribution services are performed. The transaction price is calculated based on (i) CPUC and FERC regulated rates or negotiated rates in the case of transportation agreements, (ii) index price, plus a contractual markup in the case of natural gas supply agreements (considered variable due to fluctuations in the index), and (iii) contracted amounts (with annual CPI escalators) in the case of the Company's distribution agreement.
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
When PLA is paid in-kind, the barrels are valued at current market price less standard deductions, recorded as inventory and recognized as non-cash consideration revenue, concurrent with related transportation services. PLA paid in cash is treated in the same way as in-kind, but no inventory is created. In accordance with ASC 606 "Revenue from Contracts with Customers", when control of the PLA volumes has been transferred to the purchaser, the Company records this non-cash consideration as revenue at the contractual sales price within PLA revenue and PLA cost of revenues.
Based on the nature of the agreements, revenue for all but one of the Company's natural gas supply, transportation and distribution performance obligations is recognized on a right to invoice basis as the performance obligations are met, which represents what the Company expects to receive in consideration and is representative of value delivered to the customer.
System Maintenance & Improvement
System maintenance and improvement contracts are specific and tailored to the customer's needs, have no alternative use and have an enforceable right to payment as the services are provided. Revenue is recognized on an input method, based on the actual cost of service as a measure of the performance obligation satisfaction. Differences between amounts invoiced and revenue recognized under the input method are reflected as an asset or liability on the Consolidated Balance Sheets. The costs of system improvement projects are recognized as a financing arrangement in accordance with guidance in ASC 842 "Leases" while the margin is recognized in accordance with the ASC 606 revenue standard as discussed above.
The table below summarizes the Company's contract liability balance related to its transportation and distribution revenue contracts:

	Contract Liability(1)
	December 31, 2023	December 31, 2022
Beginning Balance January 1	$5,927,873	$5,339,364
Unrecognized Performance Obligations	187,024	1,175,824
Recognized Performance Obligations	(1,052,386)	(587,315)
Ending Balance(2)	$5,062,511	$5,927,873
(1) As of December 31, 2023, the contract liability balance is included in unearned revenue (Crimson portion) and liabilities held-for-sale (MoGas and Omega portion) in the Consolidated Balance Sheets. As of December 31, 2022, the contract liability balance was included in unearned revenue in the Consolidated Balance Sheets.
(2) As of December 31, 2023, the contract liability balance for MoGas and Omega was $4.7 million and is recorded in liabilities held-for-sale on the Consolidated Balance Sheets.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The Company's contract asset balances were immaterial as of both December 31, 2023 and 2022. The Company also recognized deferred contract costs related to incremental costs to obtain a transportation performance obligation contract, which are amortized on a straight-line basis over the remaining term of the contract. As of December 31, 2023, the remaining unamortized deferred contract costs balance was $735 thousand. The contract asset and deferred contract costs balances are included in assets held-for-sale and prepaid expenses and other assets in the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, respectively.
The following is a breakout of the Company's transportation and distribution revenue for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
	2023		2022		2021
Crude oil transportation revenue	$96,442,533	81.4%	$100,710,014	82.3%	$96,253,911	81.7%
Natural gas transportation contracts	14,692,804	12.4%	15,415,891	12.6%	15,222,145	12.9%
Natural gas distribution contracts	5,056,283	4.3%	4,899,750	4.0%	4,785,548	4.1%
Other	2,268,879	1.9%	1,341,500	1.1%	1,593,760	1.3%
Total	$118,460,499	100.0%	$122,367,155	100.0%	$117,855,364	100.0%

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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
The Company divested the last of its material leased assets, including GIGS on February 4, 2021.
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
LESSEE - LEASED PROPERTIES
The Company's operating subsidiaries currently lease land, corporate office space, single-use office space and equipment. During 2022, Crimson entered into a new corporate office lease that commenced upon possession of the property on April 15, 2023. No lease payments are due for the first year. During September 2023, the Company extended the lease for the CorEnergy corporate office, which will be effective December 2023 through May 2024. During December 2023, the Company extended the lease for the Denver corporate office, which will be effective March 2024 through February 2025. The Company's leases are classified as operating leases and presented as operating right-of-use assets (assets held-for-sale for MoGas and Omega) and operating lease liabilities (liabilities held-for-sale for MoGas and Omega) on the Consolidated Balance Sheets as of December 31, 2023. The Company recognizes lease expense in the Consolidated Statements of Operations on a straight-line basis over the remaining lease term. The Company noted the following information regarding its operating leases for the years ended December 31, 2023 and 2022:

	For the Year Ended
	December 31, 2023	December 31, 2022
Lease cost:
Operating lease cost	$1,622,853	$1,786,402

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid on operating leases	$1,269,790	$1,783,822

Supplemental disclosure of non-cash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$336,656	$66,385
(1) Includes lease extensions

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
Variable lease costs were immaterial for the years ended December 31, 2023 and 2022.

The following table reflects the weighted average lease term and discount rate for leases in which the Company is a lessee:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term - operating leases (in years)	9.8	11.0
Weighted-average discount rate - operating leases	8.50%	7.45%
The following table reflects the undiscounted cash flows for future minimum lease payments under non-cancellable operating leases reconciled to the Company's lease liabilities on our Consolidated Balance Sheet as of December 31, 2023:

For the Years Ending December 31,	Operating Leases
2024	976,299
2025	1,011,878
2026	942,903
2027	952,464
2028	967,093
Thereafter	4,737,344
Total	9,587,981
Less: Present Value Discount	3,079,496
Operating Lease Liabilities(1)	$6,508,485
(1) includes the operating lease liabilities of MoGas of $27,792, which was included in Held-for-Sale as of December 31, 2023. See Note 3 ("Held-For-Sale").

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
Four Wood Corridor Financing Notes Receivable
On December 12, 2018, Four Wood Corridor, LLC, a subsidiary of the Company, entered into a $1.3 million note receivable with Compass SWD, LLC related to the sale of real and personal property that provides saltwater disposal services for the oil and natural gas industry (the "Compass REIT Loan"). Subsequent to the amendments to the Compass REIT Loan in 2019, 2020, and 2021, the Compass REIT loan matures on July 31, 2026 and accrues interest at an annual rate of 12.0%, with monthly payments of $24 thousand.

As of December 31, 2023 and December 31, 2022, the Compass REIT Loan balance was $607 thousand and $858 thousand, respectively, net of reserves of $50 thousand and zero, respectively. The Company uses the discounted cash flow method to estimate expected credit losses and also reviews other factors that may affect the collectability of the balance, including timeliness of required payments, past due status and discussions with obligors. As of December 31, 2023, there were no past due payments associated with the Compass REIT Loan.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
7. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of December 31, 2023 and 2022, are as follows:

Deferred Tax Assets and Liabilities
	December 31, 2023	December 31, 2022
Deferred Tax Assets:
Deferred contract revenue	$—	$1,230,985
Net operating loss carryforwards	206,630	7,027,439
Capital loss carryforward	—	92,418
Other	—	338
Sub-total	$206,630	$8,351,180
Valuation allowance	—	(5,168,148)
Sub-total	$206,630	$3,183,032
Deferred Tax Liabilities:
Cost recovery of fixed assets	$—	$(4,386,744)
Other	—	(88,588)
Sub-total	$—	$(4,475,332)
Total net deferred tax asset (liability)	$206,630	$(1,292,300)

Deferred Tax Assets and Liabilities - Held-For-Sale
December 31, 2023
Deferred Tax Assets:
Deferred contract revenue	$1,062,314
Net operating loss carryforwards	7,513,823
Capital loss carryforward	92,418
Other	282
Sub-total	$8,668,837
Valuation allowance	(3,589,514)
Sub-total	$5,079,323
Deferred Tax Liabilities:
Cost recovery of leased and fixed assets	$(5,604,576)
Other	(106,227)
Sub-total	$(5,710,803)
Total net deferred tax liability(1)	$(631,480)
(1) The deferred tax liability is recorded within certain parent entities that are not part of the disposal group, however, because the liability was generated from the operations of the disposal group, the Company has included it within liabilities held-for-sale on the Consolidated Balance Sheet.
The total deferred tax assets and liabilities presented above relate to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of December 31, 2023 and 2022, the Company had no uncertain positions. Tax years subsequent to the year ended December 31, 2019, remain open to examination by federal and state tax authorities.
As of December 31, 2023 and 2022, the TRSs had cumulative net operating loss carryforwards ("NOL") of $31.9 million and $29.2 million, respectively. Net operating losses of $31.7 million generated during the years ended December 31, 2023, 2022, 2021, 2020, 2019, and 2018 may be carried forward indefinitely, subject to limitation. Net operating losses generated for years prior to December 31, 2018 may be carried forward for 20 years. If not utilized, the net operating loss of $155 thousand will expire in the year ending December 31, 2037. The Company also has a capital loss carryforward of $440 thousand as of December 31, 2023 and 2022, respectively, which if not utilized, will expire as of December 31, 2024.
Management assessed the available evidence and determined that it is more likely than not that the capital loss carryforwards will not be utilized prior to expiration. Due to the uncertainty of realizing this deferred tax asset, a valuation allowance of

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
$92 thousand was recorded equal to the amount of the tax benefit of this carryforward at both December 31, 2023 and December 31, 2022. Additionally, the Company determined that certain of the federal and state NOLs may not be utilized prior to their expiration. Due to the uncertainty of realizing these deferred tax assets, a valuation allowance of $3.5 million was recorded as of December 31, 2023 and $5.2 million as of December 31, 2022. In the future, if the Company concludes, based on existence of sufficient evidence, that it should realize more or less of the deferred tax assets, the valuation allowance will be adjusted accordingly in the period such conclusion is made.
Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21% for the years ended December 31, 2023, 2022 and 2021, to income or loss from operations and other income and expense for the years presented, as follows:

Income Tax Expense (Benefit)
	For the Years Ended December 31,
	2023	2022	2021
Application of statutory income tax rate	$(56,874,018)	$(2,327,764)	$(278,726)
State income taxes, net of federal tax benefit	77,878	68,320	681,342
Income of Real Estate Investment Trust not subject to tax	57,537,442	2,664,761	532,952
Increase (decrease) in valuation allowance	(1,578,634)	1,276,806	3,159,313
Other	(3,311)	(10,212)	(20,122)
Total income tax expense (benefit)	$(840,643)	$1,671,911	$4,074,759
Total income taxes are computed by applying the federal statutory rate of 21% plus a blended state income tax rate.
For the years ended December 31, 2023, 2022 and 2021, all of the income tax expense (benefit) presented above relates to the assets and activities held in the Company's TRSs. The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Years Ended December 31,
	2023	2022	2021
Current tax expense (benefit)
Federal	$13,605	$141,544	$(7,154)
State (net of federal tax benefit)	13,203	31,783	5,623
Total current tax expense (benefit)	$26,808	$173,327	$(1,531)
Deferred tax expense
Federal	$(273,901)	$947,036	$3,400,571
State (net of federal tax benefit)	(593,550)	551,548	675,719
Total deferred tax expense (benefit)	$(867,451)	$1,498,584	$4,076,290
Total income tax expense (benefit), net	$(840,643)	$1,671,911	$4,074,759
The Company elected, effective for the 2013 tax year, to be treated as a REIT for federal income tax purposes. The Company's REIT election, assuming continued compliance with the applicable tests, will continue in effect for subsequent tax years. The Company satisfied the annual income test and the quarterly asset tests necessary for us to qualify to be taxed as a REIT for 2023, 2022 and 2021.

8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	December 31, 2023	December 31, 2022
Land	$22,561,080	$24,989,784
Crude oil pipelines	29,226,307	185,047,367
Natural gas pipeline	—	105,322,987
Right-of-way agreements	16,922,336	87,206,374
Pipeline related facilities	5,490,639	42,647,864
Tanks	6,227,632	33,092,825
Construction work in progress	98,822	10,495,266
Vehicles and trailers and other equipment	985,415	2,684,993
Office equipment and computers	660,718	1,569,698
Gross property and equipment	$82,172,949	$493,057,158
Less: accumulated depreciation	(87,102)	(52,908,191)
Net property and equipment	$82,085,847	$440,148,967

During the fourth quarter of 2023, as a result of continued declining volumes transported and increasing expenses on the Crimson system, as well as the challenges associated with the implementation of the Company’s tariff rate cases, the Company performed a reassessment of useful lives of its assets and asset groups. As a result, the Company reduced the useful lives of its crude oil pipelines from 35 years to 25 years, thereby increasing depreciation expense subsequent to the change. Depreciation expense was $14.1 million, $16.0 million, and $14.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

During the fourth quarter of 2023, the Company identified certain impairment indicators associated with its Crimson asset groups, including a severe decline in the Company's outlook and market conditions including continued declining volumes transported and increasing expenses on the Crimson system, as well as challenges associated with the implementation of the Company’s tariff rate cases. The Company also considered disclosures by certain public upstream oil producers that have cited regulatory challenges and obstacles in California that led to identification of impairment indicators. As an operator of midstream assets, the Company’s future results of operations may be materially impacted by direct or indirect factors that influence the Company’s customers that operate upstream assets.
As a result of our impairment review, including the determination that the carrying value of the asset groups were not recoverable, we wrote off the portion of the carrying amount of these long-lived assets that exceeded their fair value. We recognized an impairment loss of $258.3 million, which amount is reflected in “Loss on impairment of long-lived assets” on our Consolidated Statements of Operations. Our estimated fair value of the asset groups, which we consider a Level 3 measurement in the fair value hierarchy, was primarily based on a discounted cash flow approach utilizing various assumptions and the application of a discount rate of approximately 12%, which represents our estimate of the cost of capital of a theoretical market participant for the asset groups. Such assumptions included (but were not limited to) (i) projected volumes transported on the Company's pipelines, (ii) projected tariff rates, (iii) estimated operating costs and (iv) the discount rate applied to the projected cash flows. The Company also utilized across the fence and replacement cost methods to determine fair value for certain asset categories within the asset groups.
Held-for-sale property and equipment consist of the following:

Property and Equipment
December 31, 2023
Land	$686,330
Natural gas pipeline	105,387,405
Right-of-way agreements	22,047,174
Vehicles, trailers and other equipment	880,447
Office equipment and computers	268,560
Construction work in process	38,405
Gross Property and equipment	$129,308,321
Less: accumulated depreciation	(30,077,502)
Net property and equipment	$99,230,819

Depreciation expense was $775 thousand for the year ended December 31, 2023.

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
As of December 31, 2023 and 2022, the gross carrying value and the net carrying value of the goodwill was $0 following the $16.2 million impairment charge recorded during the year ended December 31, 2022.

10. CONCENTRATIONS
The Company has customer concentrations through several major customers that have contracted transportation revenues. Concentrations consist of the following:

	2023	2022	2021
	Percent of Revenues	Percent of Revenues	Percent of Revenues
Phillips 66	13%	11%	12%
Shell Trading US Company	13%	14%	17%
Chevron Products Company	14%	18%	20%
PBF Holding Company	18%	15%	13%
Valero	10%	7%	5%
Spire	5%	6%	6%
Ameren Energy	4%	4%	4%
Department of Defense	5%	4%	4%
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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
12. COMMITMENTS AND CONTINGENCIES
Chapter 11 Bankruptcy

On February 25, 2024, the Company filed a voluntary petition to commence proceedings under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. See Note 1 ("Introduction And Basis Of Presentation") under the heading "Chapter 11 Bankruptcy" for more information regarding the Chapter 11 Case. Assuming the Plan of Reorganization is confirmed, the reorganized company will assume all of the Company's existing employment agreements.
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
In June 2016, Crimson discovered a leak on its Ventura pipeline located in Ventura County, California, at which time Crimson began remediation of the observed release and concurrently took the pipeline out of service. The pipeline was properly repaired and returned to service in June 2016. The remediation efforts are complete, the affected area has been restored, and Crimson has implemented a monitoring program for the area. In November 2018, Crimson was notified by the California State Water Resources Board of a Forthcoming Assessment of Administrative Civil Liability concerning alleged violations of the California Water Code related to this incident. Through pre-enforcement settlement discussion, Crimson and the California State Water Board reached a settlement requiring Crimson to pay a penalty, which, in connection with final approval from the State of California, was set at $330 thousand, (including incidental charges) and was paid during the year ended December 31, 2021. Pursuant to such settlement, Crimson also must annually perform certain ongoing monitoring obligations related to the condition of the affected barranca. Additionally, in July 2020 Crimson entered into a Stipulation of Final Judgment related to the same incident with the Ventura County, California Department of Fish and Wildlife, Office of Oil Spill Response, pursuant to which Crimson agreed to pay penalties of $900 thousand plus reimbursement of certain investigative costs. Half of this settlement was paid during 2020 prior to the Crimson Transaction, and the remainder was paid during the three months ended September 30, 2021.

The Company is also subject to various other claims and legal proceedings covering a wide range of matters that arose in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
Restructuring Costs
During the first quarter of 2023, the Company approved a restructuring plan associated with changes in management structure and the corresponding reorganization of Crimson management. The Company recognized restructuring expense of $2.6 million during the year ended December 31, 2023. These costs are recorded in transportation and distribution expense and in general and administrative expense within the Consolidated Statement of Operations. As of December 31, 2023, the remaining liability related

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
to these restructuring costs was $172 thousand, which is recorded in accounts payable and other accrued liabilities on the Consolidated Balance Sheets.
Long Term Incentive Awards
On March 15, 2023, the Company awarded $2.1 million in "Cash Units" under the Omnibus Plan (as defined below) 2023 Annual Long Term Incentive Awards. Each Cash Unit represents the right to receive $1 at a future date with such amount not tied to the Company’s operating performance or stock price. The Cash Units vest over three years, with 1/3 vesting on March 15th each year. The expense related to these awards was $541 thousand for the year ended December 31, 2023.
Dividends in Arrears

On February 3, 2023, the Board suspended dividend payments on the Company's Common Stock and Series A Preferred Stock. The Series A Preferred Stock dividends are cumulative and will accrue at their stated rate during any period in which dividends are not paid. Any accrued Series A Preferred Stock dividends must be paid prior to the Company resuming common dividend payments. Based on the suspension of dividend payments to CorEnergy’s public equity holders, the Crimson Class A-1, Class A-2 and Class A-3 Units and CorEnergy’s Class B Common Stock will not receive dividend payments. As of December 31, 2023, the Company had $9.6 million in cumulative unpaid dividends related to its Series A Preferred Stock. The preferred return on the Crimson A-1 Units are pari passu to the Series A Preferred Stock dividends. As of December 31, 2023, the Company had $3.2 million in cumulative unpaid distributions related to the Crimson Class A-1 Units. The Company expects that the Chapter 11 reorganization will extinguish all claims related to the foregoing unpaid dividends and distributions.
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
Property and Equipment — During the fourth quarter of 2023, the Company impaired its' Crimson assets. The Company did not have any impairments of long-lived assets measured at fair value on a nonrecurring basis to report in 2022.
As of December 31, 2023, the Company had assets measured at fair value on a nonrecurring basis using Level 3 unobservable inputs of $82.1 million. Refer to Note 8 ("Property and Equipment") for further discussion on the factors that led to the impairment.
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
Unsecured Convertible Senior Notes — The fair value of the Convertible Notes is estimated using quoted market prices from either active (Level 1) or generally active (Level 2) markets.

Carrying and Fair Value Amounts
	Level within Fair Value Hierarchy	December 31, 2023		December 31, 2022
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial Assets:
5.875% Convertible Notes	Level 2	116,981,229	70,770,975	116,323,530	79,093,500
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.
14. DEBT
The following is a summary of debt facilities and balances as of December 31, 2023 and 2022:

	Total Commitment or Original Principal	Quarterly Principal Payments(2)		December 31, 2023		December 31, 2022
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Crimson Secured Credit Facility:
Crimson Revolver	$50,000,000		5/3/2024	$50,000,000	10.18%	$35,000,000	8.41%
Crimson Term Loan	80,000,000	3,000,000	5/3/2024	56,000,000	10.20%	66,000,000	8.22%
Crimson Uncommitted Incremental Credit Facility	25,000,000		5/3/2024	—	—%	—	—%
5.875% Convertible Notes	120,000,000	—	8/15/2025	118,050,000	5.875%	118,050,000	5.875%
Total Debt				$224,050,000		$219,050,000
Less:
Unamortized deferred financing costs on 5.875% Convertible Notes				$135,316		$218,587
Unamortized discount on 5.875% Convertible Notes				933,455		1,507,883
Unamortized deferred financing costs on Crimson Term Loan(1)				163,980		665,547
Long-term debt, net of deferred financing costs				$222,817,249		$216,657,983
Debt due within one year(2)				$224,050,000		$10,000,000
(1) Unamortized deferred financing costs related to the Company's revolving credit facility are included in Deferred Costs in the Assets section of the Consolidated Balance Sheets.
(2) Debt due within one year from December 31, 2023 includes $118.1 million of Convertible Notes due to a default subsequent to year end.

Crimson Credit Facility

The Crimson Credit Facility provided borrowing capacity of up to $155.0 million, consisting of: a $50.0 million revolving credit facility ("Crimson Revolver"), an $80.0 million term loan ("Crimson Term Loan") and an uncommitted incremental credit facility of $25.0 million. On September 14, 2022, the borrowers completed the first amendment to the Amended and Restated Credit Agreement, which replaced the use of a LIBOR reference rate with the Secured Overnight Financing Rate ("SOFR"). On March 6, 2023, the Company completed the second amendment to the Amended and Restated Credit Agreement, which extended the maturity of the Crimson Credit Facility from its maturity on February 4, 2024 to May 3, 2024 and amended the applicable total leverage ratio in the first two quarters of 2023 from 2.50 to 2.75, as well as increased the required quarterly amortization of the term loan from $2.0 million to $3.0 million beginning in the third quarter of 2023. On August 14, 2023, the parties entered into the third amendment to the Amended and Restated Credit Agreement, which amended the applicable total leverage ratio in the third and fourth quarters of 2023 from 2.50 to 3.75, which was intended to prevent any covenant violations before the completion of the sale of the MoGas and Omega assets.

The loans under the Crimson Credit Facility were to mature on May 3, 2024. The Crimson Term Loan required quarterly payments of $3.0 million per quarter beginning September 30, 2023. Subject to certain conditions, all loans made under the Crimson Credit Facility, at the option of the borrowers, bear interest at either (a) SOFR plus an adjustment based tenor ("Adjusted SOFR") plus a spread of 325 to 450 basis points, or (b) a rate equal to the highest of (i) the prime rate established by the Administrative Agent, (ii) the federal funds rate plus 0.5%, or (iii) the one-month Adjusted SOFR rate plus 1.0%, plus a spread of 225 to 350 basis points. The applicable spread for each interest rate was based on the Total Leverage Ratio (as defined in the Crimson Credit Facility). The effective interest rate for the Crimson Credit Facility was approximately 10.2% as of December 31, 2023.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
Outstanding balances under the facility were guaranteed by certain subsidiary guarantors pursuant to the Amended and Restated Guaranty Agreement and secured by all assets of the borrowers and guarantors (including the equity in such parties), other than any assets regulated by the CPUC and other customary excluded assets, pursuant to an Amended and Restated Pledge Agreement and an Amended and Restated Security Agreement. Pursuant to the second amendment, under certain circumstances, the stock and assets of the Company's Omega Gas Pipeline, LLC and Omega Gas Marketing subsidiaries were required to be pledged as collateral. Also, under certain circumstances, the proceeds from specified asset sales were required to be used to repay the term loan and revolving credit facility after which the borrowing availability under the revolving credit facility would be reduced to $30.0 million. Under the terms of the Crimson Credit Facility, as amended, the borrowers and their restricted subsidiaries would be subject to certain financial covenants commencing with the fiscal quarter ended June 30, 2021 as follows (i): the total leverage ratio shall not be greater than: (a) 3.00 to 1.00 commencing with the fiscal quarter ended June 30, 2021 through and including the fiscal quarter ending December 31, 2021; (b) 2.75 to 1.00 commencing with the fiscal quarter ending March 31, 2022 through and including the fiscal quarter ending June 30, 2023; and (c) 2.50 to 1.00 commencing with the fiscal quarter ending September 30, 2023 and for each fiscal quarter thereafter and (ii) the debt service coverage ratio, shall not be less than 2.00 to 1.00.
Cash distributions to the Company from the borrowers were subject to certain restrictions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability and available free cash flow. Pursuant to the second amendment, no distributions could be made from the co-borrowers to their parent until the proceeds of specified asset sales had been used to repay the loans and other financial conditions had been met. The borrowers and their restricted subsidiaries were also subject to certain additional affirmative and negative covenants customary for credit transactions of this type. The Crimson Credit Facility contained default and cross-default provisions (with applicable customary grace or cure periods) customary for transactions of this type. Upon the occurrence of an event of default, payment of all amounts outstanding under the Crimson Credit Facility would become immediately due and payable at the election of the Required Lenders (as defined in the Crimson Credit Facility).
In conjunction with the closing of the sale of MoGas and Omega Pipelines to Spire on January 19, 2024, the Company repaid the outstanding balance and accrued interest of the Crimson Credit Facility in the amount of $108.5 million and terminated the facility.
Contractual Payments
The remaining contractual principal payments as of December 31, 2023 are as follows:

Year	Crimson Term Loan	Crimson Revolver	5.875% Convertible Notes(1)	Total
2024	56,000,000	50,000,000	—	106,000,000
2025	—	—	118,050,000	118,050,000
Total Remaining Contractual Payments	$56,000,000	$50,000,000	$118,050,000	$224,050,000
(1) As of the bankruptcy filing date of February 25, 2024, the Convertible Notes are in default and callable.
Crimson Credit Facility Interest Expense
A summary of the Crimson Credit Facility interest expense and deferred debt cost amortization expense for the years ended December 31, 2023, 2022 and 2021 is as follows:

Crimson Credit Facility Interest Expense
	For the Years Ended December 31,
	2023	2022	2021
Interest Expense	$10,349,210	$5,791,386	$4,468,500
Deferred Debt Cost Amortization Expense(1)(2)	814,867	990,540	899,304
Less: Capitalized Interest	669,994	446,625	344,446
Total Crimson Credit Facility Interest Expense	$10,494,083	$6,335,301	$5,023,358
(1) Amortization of deferred debt issuance costs is included in interest expense in the Consolidated Statements of Operations.
(2) For the amount of deferred debt cost amortization relating to the convertible notes included in the Consolidated Statements of Operations, refer to the Convertible Notes Interest Expense table below.
In conjunction with the closing of the sale of MoGas and Omega Pipelines to Spire on January 19, 2024, the Company repaid the outstanding balance and accrued interest of the Crimson Credit Facility in the amount of $108.5 million.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
CorEnergy Credit Facilities
Prior to the July 28, 2017 credit facility amendment and restatement, previously existing deferred financing costs related to the CorEnergy Credit Facility were approximately $1.8 million, of which approximately $1.6 million continued to be deferred and amortized under the amended and restated facility. Additionally, the Company incurred approximately $1.3 million in new debt issuance costs that were deferred and amortized over the term of the new facility. The total deferred financing costs of $2.9 million were being amortized on a straight-line basis over the 5-year term of the amended and restated CorEnergy Credit Facility prior to its termination in February 2021 (as described above). Deferred financing costs for the year ended December 31, 2021 were $48 thousand. In connection with such termination, the Company wrote-off the remaining deferred debt costs of approximately $862 thousand as a loss on extinguishment of debt in the Consolidated Statement of Operations in the first quarter of 2021.
Convertible Debt
Convertible Notes
On August 12, 2019, the Company completed a private placement offering of $120.0 million aggregate principal amount of Convertible Notes to the initial purchasers of such notes for cash in reliance on a registration exemption provided by Section 4(a)(2) of the Securities Act. The initial purchasers then resold the Convertible Notes for cash equal to 100% of the aggregate principal amount thereof to qualified institutional buyers, as defined in Rule 144A under the Securities Act, in reliance on a registration exemption provided by Rule 144A. The Convertible Notes mature on August 15, 2025 and bear interest at a rate of 5.875% per annum, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020.
The Convertible Notes were issued with an initial purchasers' discount of $3.5 million, which is being amortized over the life of the notes. The Company also incurred approximately $508 thousand of deferred debt costs in issuing the Convertible Notes, which are also being amortized over the life of the notes.
Holders may convert all or any portion of their Convertible Notes into shares of the Company's Common Stock at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The initial conversion rate for the Convertible Notes is 20.0 shares of Common Stock per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of $50.00 per share of the Company's Common Stock. Such conversion rate will be subject to adjustment in certain events as specified in the Indenture.
Upon the occurrence of a make-whole fundamental change (as defined in the indenture governing the notes, and which includes the failure to maintain the Company’s common stock listing on the NYSE or Nasdaq), holders may require the Company to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100.0% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date as prescribed in the Indenture. Following the occurrence of a make- whole fundamental change, or if the Company delivers a notice of redemption (as discussed below), the Company will, in certain circumstances, increase the applicable conversion rate for a holder that elects to convert its notes in connection with such make-whole fundamental change or notice of redemption.
On February 25, 2024 the Company filed for Chapter 11 bankruptcy and on March 11, 2024 was subsequently delisted from the NYSE. This triggered the occurrence of a make-whole fundamental change, and the Convertible Notes were in default as of the bankruptcy filing date.
The Company may not redeem the Convertible Notes prior to August 15, 2023. On or after August 15, 2023, the Company may redeem for cash all or part of the Convertible Notes, at its option, if the last reported sale price of its Common Stock has been at least 125.0% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will equal 100.0% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The indenture for the Convertible Notes specifies events of default, including default by the Company or any of its subsidiaries with respect to any debt agreements under which there may be outstanding, or by which there may be secured or evidenced, any debt in excess of $25.0 million in the aggregate of the Company and/or any such subsidiary, resulting in such indebtedness becoming or being declared due and payable prior to its stated maturity.
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
Convertible Debt Interest Expense
As discussed above, on March 11, 2024, the NYSE delisted the Company's Common Stock and Series A Preferred Stock from the NYSE. The delisting constituted a "fundamental change" under the Indenture governing the Convertible Notes, which required the Company to make an offer to repurchase all of the outstanding Convertible Notes. The Company does not have sufficient cash on hand or liquidity to repurchase all of the outstanding Convertible Notes, and the failure to make or complete the repurchase offer would result in a default under the Indenture. Furthermore, as discussed above, the filing of the Chapter 11 Case constituted an event of default that accelerated obligations under the Indenture. The Company anticipates restructuring the Convertible Notes through the Chapter 11 bankruptcy filing.

A summary of the Convertible Notes interest expense, discount amortization, and deferred debt issuance amortization expense for the years ended December 31, 2023, 2022 and 2021 is as follows:

Convertible Note Interest Expense
	For the Years Ended December 31,
	2023	2022	2021
5.875% Convertible Notes:
Interest Expense	$6,935,438	$6,935,438	$6,935,438
Discount Amortization	574,428	574,428	574,428
Deferred Debt Issuance Amortization	83,272	83,272	83,272
Total 5.875% Convertible Notes Interest Expense	$7,593,138	$7,593,138	$7,593,138
Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the Convertible Notes was approximately 6.4% for each of the years ended December 31, 2023, 2022, and 2021.
Note Payable
For the years ended December 31, 2023 and 2022, the Company entered into short-term financing agreements in order to fund corporate insurance needs. As of December 31, 2023, the outstanding balance on the note payable was $4.6 million. The note bears interest at 9.5% with monthly payments due until September 2024. As of December 31, 2022, the outstanding balance on the note payable was $3.5 million. The note bore interest at 5.7% with monthly payments made through September 2023.
15. STOCKHOLDERS' EQUITY
Chapter 11 Bankruptcy

On February 25, 2024, the Company filed a voluntary petition to commence proceedings under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. See Note 1 ("Introduction And Basis Of Presentation") under the heading "Chapter 11 Bankruptcy" for more information regarding the Chapter 11 Case.
Stock-Based Compensation
On May 25, 2022, the Company's Stockholders approved the CorEnergy Infrastructure Trust, Inc. Omnibus Equity Incentive Plan (the "Omnibus Plan") (3,000,000 shares of Common Stock authorized), which allows the Company to grant equity awards to its employees, non-employee directors, and consultants in its employ or service (or the employ or service of any parent, subsidiary or affiliate). Incentive compensation programs play a pivotal role in the Company's effort to attract and retain key personnel essential to its long-term growth and financial success, and align long term interests of recipients with the Company's stockholders. Under the Omnibus Plan, awards may be granted in the form of options, restricted stock, restricted stock units ("RSU"s), stock appreciation rights, Common Stock awards, cash-based awards and performance-based awards.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
On May 26, 2022, the Company filed a Form S-8 registration statement with the SEC, pursuant to which it registered 3,000,000 shares of Common Stock for issuance under the Omnibus Plan. As of December 31, 2023, the Company has issued 80,817 shares of Common Stock and 473,103 RSUs (net of forfeitures) to non-employee directors and certain of the Company’s employees, respectively, under the Omnibus Plan resulting in remaining availability of 2,236,293 shares of Common Stock under the plan. On February 25, 2024, the Company filed a voluntary petition under Chapter 11 of Bankruptcy Code. As a result of the Chapter 11 Case, effective March 14, 2024, the Company terminated all grants of RSU's under the Omnibus Plan and all outstanding RSU awards thereunder were canceled pursuant to the registration statements. All cash-based awards granted under the Omnibus Plan remain in effect.
Director Stock-Based Compensation
No Common Stock grants were made to the Board during the year ended December 31, 2023. During the year ended December 31, 2022, members of the Board were granted 80,817 fully vested shares of Common Stock at an aggregated weighted average grant date fair value of $2.23 per share.
The Company recognized $0 and $180 thousand of expense in general and administrative expense for the year ended December 31, 2023 and 2022, respectively, in connection with these grants.
Restricted Stock Units
The Company’s Board has granted awards of RSU's, to certain of the Company’s employees under the Omnibus Plan. The number of awards granted to each employee is derived from the employee's bonus target and a 20-day volume weighted average price (VWAP) of CorEnergy's Common Stock with the number of RSUs fixed as of the grant date. The Company records stock-based compensation expense on a ratable recognition method over the requisite service period for the entire award. Each RSU represents the right to receive one share of Common Stock at a future date. The RSUs vest over three years, with 1/3 vesting on March 15th each year. These RSUs will be settled within 30 days of vesting, and will accrue dividend equivalents, when and if declared, equal to dividends declared on the Company's Common Stock over the vesting period, which will be paid to the holder in cash or, at the discretion of the Compensation and Corporate Governance Committee of the Board, in the form of additional shares of Common Stock having a fair market value equal to the amount of such dividend equivalents upon vesting of the units. Forfeitures for the RSU's and dividend equivalents will be accounted for when they occur.
The following table represents the RSU activity for the year ended December 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	674,312	$2.58
Granted	—	—
Vested	(153,202)	2.58
Forfeited	(201,209)	2.58
Outstanding at December 31, 2023	319,901	$2.58
Expected to vest as of December 31, 2023	—
The following table represents the nonvested RSU activity for the year ended December 31, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	—	$—
Granted	682,890	2.58
Vested	—	—
Forfeited	(8,578)	2.58
Outstanding at December 31, 2022	674,312	$2.58
Expected to vest as of December 31, 2022	674,312
As of December 31, 2023, the estimated remaining unrecognized compensation cost related to stock-based compensation arrangements was $483 thousand. The weighted average period over which this remaining compensation expense is expected to be recognized is 1.2 years. See subsequent event below.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
On February 25, 2024, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code. In conjunction, the Board of Directors cancelled all of the outstanding unvested RSU awards previously granted to management and employees, resulting in expense of $483 thousand.
The following table presents the Company's stock-based compensation expense:

	For the Year Ended
	December 31, 2023	December 31, 2022
General and administrative expense	$260,169	$540,891
Transportation and distribution expense	44,690	71,226
Total	$304,859	$612,117
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
The depositary shares pay an annual dividend of $1.84375 per share, equivalent to 7.375% of the $25.00 liquidation preference. The depositary shares may be redeemed on or after January 27, 2020, at the Company's option, in whole or in part, at the $25.00 liquidation preference plus all accrued and unpaid dividends to, but not including, the date of redemption. The depositary shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company except in connection with certain changes of control. Holders of the depositary shares generally have no voting rights, except for limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not consecutive) and in certain other circumstances. The depositary shares representing the Series A Preferred Stock trade on the OTC markets under the ticker "CORLQ."
As of December 31, 2023, the Company had a total of 5,181,027 depositary shares outstanding, or approximately 51,810 whole shares, with an aggregate par value of $51.81.
Common Stock
As of December 31, 2023, the Company had 15,353,833 of common shares issued and outstanding.
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
On February 4, 2024, upon the third anniversary of the closing date of the Crimson Transaction, the Company's Class B Common Stock was converted into Common Stock at a ratio of 0.68:1.00, resulting in 464,957 new shares of Common Stock and zero shares of Class B Common Stock outstanding. The Crimson Class A-2 Units and Class A-3 units will now be exchangeable for Common Stock as noted below.
Dividends

On February 3, 2023, the Board suspended dividend payments on the Company's Common Stock and Series A Preferred Stock. The Series A Preferred Stock dividends are cumulative and will accrue at their stated rate during any period in which dividends are not paid. Any accrued Series A Preferred Stock dividends must be paid prior to the Company resuming common dividend payments. Based on the suspension of dividend payments to CorEnergy’s public equity holders, the Crimson Class A-1, Class A-2 and Class A-3 Units will not receive dividend payments. As of December 31, 2023, the Company had $9.6 million in cumulative unpaid dividends related to its Series A Preferred Stock, which will be paid upon declaration by the Board or upon

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
liquidation of the Company. The preferred return on the Crimson A-1 Units are pari passu to the Series A Preferred Stock dividends. As of December 31, 2023, the Company had $3.2 million in cumulative unpaid distributions related to the Crimson Class A-1 Units. The Company expects that the Chapter 11 reorganization will extinguish all claims related to the foregoing unpaid dividends and distributions.
Non-Controlling Interest
In February 2021, the Company completed the acquisition of a 49.50% voting interest in Crimson. John D. Grier, M. Bridget Grier, and certain of their affiliated trusts (collectively, the "Grier Members") own the remaining 50.50% voting interest in Crimson. As a part of the Crimson Transaction, the Company and the Grier Members entered into a Third Amended and Restated LLC Agreement of Crimson (the "Third LLC Agreement"). Pursuant to the terms of the Third LLC Agreement, the Grier Members and the Company's interests in Crimson are summarized in the table below:

	As of December 31, 2023
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
After working capital adjustments, the fair value of the Grier Members' non-controlling interest, which is represented by the Crimson Class A-1, Class A-2, and Class A-3 Units listed above, was $116.2 million as of the acquisition date. As described further below, the Class A-1, Class A-2, and Class A-3 Units were eventually to be exchanged for shares of the Company's common and preferred stock subject to the approval of the CPUC ("CPUC Approval"). The Crimson Class A-1, Class A-2, and Class A-3 Units held by the Grier Members and the Crimson Class B-1 Units held by the Company represent economic interests in Crimson while the Crimson Class C-1 Units represent voting interests.
Upon receipt of CPUC approval for a change of control of Crimson's CPUC regulated assets ("CPUC Approval"), the parties were to enter into a Fourth Amended and Restated LLC Agreement of Crimson (the "Fourth LLC Agreement"), which would, among other things, (i) give the Company voting control of Crimson and its assets in connection with an anticipated further restructuring of the Company's asset ownership structure and (ii) provide the Grier Members and management members (as defined below) the right to exchange their entire interest in Crimson for securities of the Company as follows:
•Crimson Class A-1 Units would become exchangeable for up to 1,755,579, (which includes the addition of 37,043 shares as a result of the working capital adjustment) of the Company's depositary shares, each representing 1/100th of a share of the Company's Series A Preferred Stock (prior to the changes made, effective June 30, 2021, pursuant to the Stock Exchange Agreement described in the Company’s Current Report Form 8-K filed July 12, 2021, the Class A-1 Units would have become exchangeable into the Company's 9.0% Series C Preferred Stock).

•Crimson Class A-2 units would become exchangeable for up to 8,762,158 shares of the Company's non-listed Class B Common Stock. After the conversion of the Company's Class B Common Stock into Common Stock on February 4, 2024, the Class A-2 Units would be directly exchangeable for 5,958,268 shares of Common Stock.

•Crimson Class A-3 Units will become exchangeable for up to 2,450,142 additional shares of the Company's non-listed Class B Common Stock. After the conversion of the Company's Class B Common Stock into Common Stock on February 4, 2024, the Class A-3 Units will be directly exchangeable for 1,666,097 shares of Common Stock.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
Class B Common Stock would eventually be converted into Common Stock on the occurrence of the earlier of the following: (i) the occurrence of the third anniversary of the closing date of the Crimson Transaction or (ii) the satisfaction of certain conditions related to an increase in the relative dividend rate of the Common Stock.
On February 4, 2024, upon the third anniversary of the closing date of the Crimson Transaction, the Company's Class B Common Stock was converted into Common Stock at a ratio of 0.68:1.00.
Prior to exchange of the Crimson Class A-1, Class A-2, and Class A-3 Units into corresponding Company securities (and after giving effect to the changes to the Company securities into which the Crimson Class A-1 and Class A-2 Units may be exchanged, as described above), the Grier Members only have the right to receive distributions to the extent that the Board determines dividends would be payable if they held the shares of Series A Preferred (for the Crimson Class A-1 Units), Series B Preferred (for the Crimson Class A-2 Units prior to July 7, 2021), and Class B Common Stock (for the Crimson Class A-2 Units (on and after July 7, 2021) and Crimson Class A-3 Units), respectively, regardless of whether the securities are outstanding. If the respective shares of Series A Preferred, Series B Preferred and Class B Common Stock are not outstanding, the Board must consider that they would be outstanding when declaring dividends on the Common Stock. Following CPUC Approval, the terms of the Fourth LLC Agreement would provide that such rights would continue until the Grier Members elect to exchange the Crimson Class A-1, Class A-2, and Class A-3 Units for the corresponding securities of the Company. In addition, after CPUC Approval, certain Crimson Units held by the Grier Members were expected to be transferred to other individuals currently managing Crimson (the "Management Members"). The following table summarizes the distributions payable under the Crimson Class A-1, Class A-2, and Class A-3 Units as if the Grier Members held the respective underlying Company securities. The Crimson Class A-1, Class A-2, and Class A-3 Units would be entitled to the distribution regardless of whether the corresponding Company security is outstanding.

Units	Distribution Rights of CorEnergy Securities	Liquidation Preference as of December 31, 2023	Annual Distribution per Share
Class A-1 Units	7.375% Series A Cumulative Redeemable Preferred Stock(1)	$26.84	$1.84
Class A-2 Units	Class B Common Stock	N/A	Varies(2)
Class A-3 Units	Class B Common Stock	N/A	Varies(2)
(1) The Series A Preferred Stock will accumulate quarterly dividends and will be paid upon declaration by the Board. The liquidation preference is made up of the $25.00 liquidation preference and the $1.84 unpaid cumulative quarterly dividend for Q1, Q2, Q3, and Q4 of 2023.

During the year ended December 31, 2021, preferred returns of $2.3 million were earned by the Grier Members for the Crimson Class A-1 Units. A paid-in-kind distribution of 24,414 additional Class A-2 Units ($610 thousand) based on distributions that would have been payable on the Series B Preferred Stock. No distributions were paid to the Class A-3 Units as no distributions were declared on the Class B Common Stock.
During the year ended December 31, 2022, preferred returns of $3.2 million were earned by the Grier Members for the Class A-1 Units. No distributions were paid for the Class A-2 or Class A-3 Units as no distributions were declared on the Class B Common Stock.
During the year ended December 31, 2023, preferred returns of $3.2 million were earned by the Grier Members for the Crimson Class A-1 Units, Therefore, there was an allocation of Crimson net income to non-controlling interest in the amount of $3.2 million. No dividends were declared for the Crimson Class A-2 or Class A-3 Units.
See Note 1 ("Introduction And Basis Of Presentation") under the heading "Chapter 11 Bankruptcy" for more information regarding the proposed treatment of the foregoing Crimson units in the Chapter 11 Case.
Shelf Registration
On February 25, 2024, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code. As a result, on February 27, 2024 and March 11, 2024, the Company terminated all offerings of securities pursuant to its prior registration statements and terminated the effectiveness of such registration statements, respectively.
On October 30, 2018, the Company filed a shelf registration statement with the SEC, pursuant to which it registered 1,000,000 shares of Common Stock for issuance under its dividend reinvestment plan. As of December 31, 2023, the Company has issued 386,379 shares of Common Stock under its dividend reinvestment plan pursuant to the shelf registration, resulting in remaining availability (subject to the current limitation discussed below) of 613,621 shares of Common Stock.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
On September 16, 2021, the Company had a resale shelf registration statement declared effective by the SEC, pursuant to which it registered the following securities that were issued in connection with the Internalization for resale by the Contributors: 1,837,607 shares of Common Stock (including both (i) 1,153,846 shares of Common Stock issued at the closing of the Internalization transaction and (ii) up to 683,761 additional shares of Common Stock, which may be acquired by the Contributors upon the conversion of outstanding shares of our unlisted Class B Common Stock issued at the closing of the Internalization) and 170,213 depositary shares, each representing 1/100th fractional interest of a share of Series A Preferred Stock issued at the closing of the Internalization transaction.
On November 3, 2021, the Company filed a new shelf registration statement, which replaced the previous shelf registration statement, declared effective on November 17, 2021 by the SEC, pursuant to which the Company may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million. As of December 31, 2023, the Company has not issued any securities under this new shelf registration statement, so total availability remains at $600.0 million.
16. EARNINGS (LOSS) PER SHARE
Basic and diluted earnings (loss) per share data is computed using the two-class method for the years ended December 31, 2023, 2022, and 2021, based on the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the periods. The undistributed earnings and losses are allocated between Common Stock and Class B Common Stock as if all earnings and losses had been distributed during the period. Common Stock and Class B Common Stock have equal rights to undistributed earnings and losses.
The following table sets forth the computation of basic net loss and diluted net loss per share under the two-class method for the years ended December 31, 2023, 2022, and 2021.

LOSS PER SHARE
	For the Years Ended December 31,
	2023	2022	2021
Numerator for basic and diluted losses per Common Stock and Class B Common Stock
Net Loss	$(272,830,090)	$(9,519,669)	$(2,535,558)
Less: Net Income attributable to non-controlling interests	3,236,848	3,236,848	2,866,467
Net Loss attributable to CorEnergy Infrastructure Trust, Inc.	$(276,066,938)	$(12,756,517)	$(5,402,025)
Less dividends/distributions:
Preferred dividend	9,552,519	9,552,519	9,395,604
Common Stock dividends	—	3,004,579	2,850,026
Total undistributed losses	$(285,619,457)	$(25,313,615)	$(17,647,655)

Common Stock undistributed losses - basic	$(273,426,193)	$(24,213,549)	$(17,241,830)
Class B Common Stock undistributed losses - basic	(12,193,265)	(1,100,066)	(405,825)
Total undistributed losses - basic	$(285,619,457)	$(25,313,615)	$(17,647,655)

Common Stock undistributed losses - diluted	$(285,619,457)	$(25,313,615)	$(17,241,830)
Class B Common Stock undistributed losses - diluted	(12,193,265)	(1,100,066)	(405,825)
Total undistributed losses - diluted	$(297,812,722)	$(26,413,681)	$(17,647,655)

Common Stock dividends	$—	$3,004,579	$2,850,026
Common Stock undistributed losses - basic	(273,426,193)	(24,213,549)	(17,241,830)
Numerator for basic net loss per Common Stock share:	$(273,426,193)	$(21,208,970)	$(14,391,804)

Class B Common Stock dividends	$—	$—	$—
Class B Common Stock undistributed losses - basic	(12,193,265)	(1,100,066)	(405,825)
Numerator for basic net loss per Class B Common Stock share:	$(12,193,265)	$(1,100,066)	$(405,825)

Common Stock dividends	$—	$3,004,579	$2,850,026
Common Stock undistributed losses - diluted	(285,619,457)	(25,313,615)	(17,241,830)
Numerator for diluted net loss per Common Stock share:	$(285,619,457)	$(22,309,036)	$(14,391,804)

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Class B Common Stock dividends	$—	$—	$—
Class B Common Stock undistributed losses - diluted	(12,193,265)	(1,100,066)	(405,825)
Numerator for diluted net loss per Class B Common Stock share:	$(12,193,265)	$(1,100,066)	$(405,825)

Denominator for basic net loss per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding - basic	15,332,905	15,050,266	14,246,526
Class B Common Stock weighted average shares outstanding - basic	683,761	683,761	335,324

Denominator for diluted net loss per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding - diluted(1)(2)	15,797,862	15,515,223	14,246,526
Class B Common Stock weighted average shares outstanding - diluted(3)	683,761	683,761	335,324

Basic net loss per share:
Common Stock	$(17.83)	$(1.41)	$(1.01)
Class B Common Stock	$(17.83)	$(1.61)	$(1.21)

Diluted net loss per share:
Common Stock	$(18.08)	$(1.44)	$(1.01)
Class B Common Stock	$(17.83)	$(1.61)	$(1.21)

NOTES TO TABLE
(1) For purposes of the diluted net loss per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted at a ratio of 1 Class B Common Stock share to 0.68 Common Stock share; therefore, 100% of undistributed losses is allocated to Common Stock.

(2) For the periods ended December 31, 2023 and December 31, 2022, 2,361,000 shares of Common Stock are excluded from the computation of diluted net loss per share because their effect would be antidilutive. These shares are related to the 5.875% Convertible Debt. For the period ended December 31, 2021, 2,825,957 shares of Common Stock are excluded from the computation of diluted net loss per share because their effect would be antidilutive. This is comprised of 464,957 shares of converted Class B Common Stock and 2,361,000 shares of converted 5.875% convertible debt.

(3) For purposes of the diluted net loss per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed not converted to Common Stock.

17. VARIABLE INTEREST ENTITY

Crimson Midstream Holdings
Since February 1, 2021, CorEnergy has held a 49.50% voting interest in Crimson and the Grier Members hold the remaining 50.50% voting interest. Crimson is a VIE because the legal entity is structured with non-substantive voting rights resulting from (i) the disproportionality between the voting interests of its members and certain economics of the distribution waterfall in the Third LLC Agreement and (ii) the de facto agent relationship between CorEnergy and Mr. Grier, who was appointed to the Board and Chief Operating Officer of the Company upon closing of the Crimson Transaction. As a result of this related-party relationship, substantially all of Crimson's activities either involve or are conducted on behalf of CorEnergy, which has disproportionately few voting rights, including Mr. Grier as a de facto agent.
Crimson is managed by the Crimson Board, which is made up of four managers of which the Company and the Grier Members are each represented by two managers. The Crimson Board is responsible for governing the significant activities that impact Crimson's economic performance, including a number of activities that are managed by an approved budget that requires super-majority approval or joint approval. In assessing the primary beneficiary, the Company determined that power is shared; however, the Company and the Grier Members as a related-party group, have characteristics of a primary beneficiary. The Company performed the "most closely associated" test and determined that CorEnergy is the entity in the related-party group most closely associated with the VIE. In performing this assessment, the Company considered, among other factors, that (i) its influence over the tax structure of Crimson so its operations could be included in the Company's REIT structure under its PLR, which allows fees received for the usage of storage and pipeline capacity to qualify as rents from real property; (ii) that the activities of the Company are substantially similar in nature to the activities of Crimson as the Company owns existing transportation and distribution assets at MoGas and Omega; (iii) that Crimson's assets represent a substantial portion of the Company's total assets; and (iv) that the Grier Members' interest in Crimson Class A-1, Class A-2, and Class A-3 Units will earn distributions if the Board declares a common or preferred dividend for Series A Preferred Stock and Class B Common Stock. Therefore, CorEnergy is the

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
primary beneficiary and consolidates the Crimson VIE, and the Grier Members' equity ownership interest (after the working capital adjustment and paid-in-kind dividends) is reflected as a non-controlling interest in the consolidated financial statements.
The Company noted that Crimson's assets cannot be used to settle CorEnergy's liabilities with the exception of quarterly distributions if declared by the Crimson Board. The quarterly distributions are used to fund current obligations, projected working capital requirements, debt service payments and dividend payments. As discussed in Note 14 ("Debt"), cash distributions to the Company from the borrowers under the Crimson Credit Facility were subject to certain restrictions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability and available free cash flow. Further, the Crimson Credit Facility was secured by assets at both Crimson Midstream Operating, LLC and Corridor MoGas, Inc. For the year ended December 31, 2023, the Company did not receive cash distributions from Crimson. For the year ended December 31, 2022, the Company received $10.5 million in cash distributions from Crimson, which were in accordance with the terms of the Crimson Credit Facility. For the year ended December 31, 2021, the Company received $10.0 million, in cash distributions from Crimson, which were in accordance with the terms of the Crimson Credit Facility.
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

18. RELATED PARTY TRANSACTIONS
As previously disclosed, Mr. Grier, a director and Chief Operating Officer of the Company, together with the Grier Members, own the Crimson Class A-1, Class A-2, and Class A-3 equity ownership interests in Crimson, which the Company has a right to acquire in the future following receipt of CPUC Approval. The Grier Members also retain equity interests in Crescent Midstream Holdings, LLC ("Crescent Midstream Holdings") that they held prior to the Crimson Transaction, as well as Crescent Louisiana Midstream, LLC ("CLM"), Crimson Renewable Energy, L.P. ("CRE") and Delta Trading, L.P. ("Delta").
As of December 31, 2023, the Company was owed $13 thousand from related parties, including CLM, CRE and Delta, which is included in "due from affiliated companies" in the Consolidated Balance Sheets. These balances are primarily related to payroll, employee benefits and other services discussed below. The amounts billed to CLM are cash-settled and the amounts billed to Crescent Midstream Holdings will reduce a prepaid TSA (as defined below) liability on the Company's books until such time as the TSA liability is reduced to zero. As of December 31, 2023, the prepaid TSA liability related to Crescent Midstream Holdings was $119 thousand and recorded in "due to affiliated companies" in the Consolidated Balance Sheets. For the year ended December 31, 2023 and 2022, Crimson billed TSA and Services Agreement (as defined below) related costs and benefits to related parties totaling $473 thousand and $1.1 million, respectively.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
Midstream Holdings, and 50.0% to CLM, a 70.0%-owned subsidiary of Crescent Midstream. These TSA agreements ended on February 3, 2022 and Crimson entered into the Services Agreement (as defined below) for some of the business services previously provided as described below.
Employee TSA - Crimson and Crescent Midstream Holdings entered into a transition services agreement (the "Employee TSA") whereby an indirect, wholly-owned subsidiary of Crimson provided payroll, employee benefits and other related employment services to Crescent Midstream Holdings and its subsidiaries. Under the Employee TSA, Crimson's indirect, wholly-owned subsidiary made available and assigned to Crescent Midstream Holdings and its subsidiaries certain employees to provide services primarily to Crescent Midstream Holdings and its subsidiaries. While the Employee TSA was in effect, Crescent Midstream Holdings was responsible for the daily supervision of and assignment of work to the employees providing services to Crescent Midstream Holdings and its subsidiaries. Additionally, Crimson's indirect, wholly-owned subsidiary Crimson Midstream Services entered into an employee sharing agreement with Crimson Midstream I (the "Employee Sharing Agreement") to make available all employees performing services under the Employee TSA to Crimson Midstream I. The Employee Sharing Agreement was effective beginning February 1, 2021. The Employee Sharing Agreement together with the Assignment and Assumption Agreement described above, effectively bound Crimson Midstream I to the terms of the Employee TSA in the same manner as Crimson's indirect, wholly-owned subsidiary. The Employee TSA and the Employee Sharing Agreement ended on February 3, 2022.
Control Center TSA - Crimson Midstream Operating, LLC ("Crimson Midstream Operating") a wholly-owned subsidiary of Crimson, entered into a transition services agreement (the "Control Center TSA") with Crescent Midstream Holdings to provide certain customary control center services and field transition support services necessary to operate a pipeline system. The Control Center TSA was assigned from Crimson Midstream Operating to Crimson Midstream I by the Assignment and Assumption Agreement discussed above. This agreement ended on February 3, 2022.
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
19. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the items discussed below:
On January 19, 2024, the Company closed the previously announced sale of its MoGas and Omega Pipeline systems. See Note 3 ("Held-For-Sale") for further details.
On February 4, 2024, upon the third anniversary of the closing date of the Crimson Transaction, the Company's Class B Common Stock was converted into Common Stock at a ratio of 0.68:1.00, resulting in 464,957 new shares of Common Stock and zero shares of Class B Common Stock outstanding.

On February 25, 2024, the Company filed a voluntary petition to commence proceedings under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. See Note 1 ("Introduction And Basis Of Presentation") under the heading "Chapter 11 Bankruptcy" for more information regarding the Chapter 11 Case.

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

SIGNATURE	TITLE	DATE
/s/ David J. Schulte	Chairman and Chief Executive Officer (Principal Executive Officer)	May 14, 2024
David J. Schulte

/s/ Robert L Waldron	President and Chief Financial Officer (Principal Financial Officer)	May 14, 2024
Robert L Waldron

/s/ Christopher M. Huffman	Chief Accounting Officer (Principal Accounting Officer)	May 14, 2024
Christopher M. Huffman

/s/ Todd Banks	Director	May 14, 2024
Todd Banks

/s/ Conrad S. Ciccotello	Director	May 14, 2024
Conrad S. Ciccotello

/s/ John D. Grier	Director	May 14, 2024
John D. Grier

/s/ Catherine A. Lewis	Director	May 14, 2024
Catherine A. Lewis

/s/ Arkan Haile	Director	May 14, 2024
Arkan Haile